Form 10-K
period 2008-12-31
PARKVIEW GROUP INC
filed 2009-04-14
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File 000-53491

THE PARKVIEW GROUP, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0918608

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

21301 Powerline Road, Suite 103, Boca Raton, Florida	33433

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 789-4162

Securities registered pursuant to Section 12(b) of the Act:
Name of each
Title of each class	Exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).

Yes ☐    No ☒

At present, there is no trading market in our Common Stock. Accordingly, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant cannot be calculated at this time. On March 16, 2009 there were 117,900 shares of our Common Stock, par value $.001, held by non-affiliates.

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2009 was 1,421,200.

PART I

Item 1.	Business

Forward-Looking Statements

          This Report on Form 10-K contains statements that plan for or anticipate the future. Forward looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Because forward looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•	Changes in general economic and business conditions affecting our Company;
•	Legal or policy developments that diminish the appeal of our Company; and
•	Changes in our business strategies.

          The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by existing public companies, does not apply to our Company.

Our Business Development

                    History

          Parkview was formed on April 7, 1999. From its inception Parkview has been in the business of providing management consulting services to corporate clients comprised primarily of (i) analyzing and addressing the client’s management requirements, (ii) developing strategic initiatives and related industry partnerships, including providing assistance with respect to joint ventures and strategic business alliances, (iii) assisting with the negotiation of contracts between the client and its suppliers and customers, (iv) analyzing the client’s present and prospective corporate organizational structure, (v) providing recommendations with respect to legal, accounting, and other professionals to be retained by the client, (vi) assessing the structure of the client’s board of directors and assisting the client in establishing audit and compensation committees, and (vii) providing advice to the client regarding the appropriate levels and forms of executive and director compensation, whenever it has been able to acquire a contract for its services. Through December 2006, the Company realized annual revenues for its services, albeit not consistently resulting in annual profits.

Since January 2007, Parkview has not generated any revenue from services. From January 2007 to the present, the Company’s management has focused its efforts on raising capital, planning for future operations, developing marketing strategies and exploring for potential commercial opportunities. It has funded those non-revenue producing operations and met its financial obligations as needed since January 2007 by liquidation of investment securities contributed by prior management as additional paid-in capital and through private placement offerings of its restricted Common Stock. Due to the Company’s failure to generate operating revenues during the two (2) fiscal years ended December 31, 2008, Parkview has been classified as a development stage company since January 2007.

          On May 20, 2008, Richard B. Frost was appointed the president of Parkview. During the past five (5) years Mr. Frost has had extensive experience in the operation and management of specialty pharmaceutical companies. He has significant experience and expertise in the sales, marketing, and distribution of both products and services, domestically and internationally. Consistent with Mr. Frost’s background, Parkview plans to offer sales, marketing, and distribution consulting to its prior and prospective clients. To date, no material progress has been made by the Company in expanding its business model.

          On October 23, 2008, Parkview formed a wholly-owned subsidiary, Distressed Assets Disposition Services, Inc. (“DADS”), a Florida corporation, as the vehicle through which Parkview also intends to seek to opportunistically exploit what it views as a rapidly growing distressed assets market. DADS will assist businesses with the disposition of some or all of their tangible assets that may be considered distressed due to contracting markets, inefficient pricing mechanisms, and illiquidity often directly linked to obsolescence, workforce reduction, discontinued operations, or relocation. Parkview anticipates and is planning to assist other businesses by arranging sales of distressed assets to potential buyers known to Parkview’s personnel, soliciting bids for their distressed assets from other companies with operations in the same industry as its distressed assets client, placing advertisements in industry specific publications, participating in auctions through auction intermediaries such as eBay and, perhaps, developing its own proprietary internet-based auction site. In particular, Parkview expects to assist its clients with the disposition of distressed assets comprised of excess inventory, new and pre-owned business furniture, fixtures and equipment and health care related products.

          Initially, due to financial constraints, DADS will assist companies with the disposition of their distressed assets acting on an agency basis, and will earn a negotiated cash fee that will be contingent upon the successful disposition of the subject distressed assets. In addition, from time to time, DADS may accept distressed assets for disposition on consignment, if the costs of the transportation and storage of the distressed assets are not deemed prohibitive. Finally, when and if DADS’ financial resources allow, it may act as a principal, buying and selling distressed assets for its own account. Principal activity, if any, will likely be reliant upon the availability of commercial credit to DADS, which credit may not be available on acceptable terms, or at all.

General

          From January 2007 to the present, the Company’s management has focused its efforts on raising capital, planning for future operations, developing marketing strategies and exploring for potential commercial opportunities. It has funded those non-revenue producing operations and met its financial obligations as needed since January 2007 by liquidation of investment securities contributed by prior management as additional paid-in capital and through private placement offerings of its restricted Common Stock. Due to the Company’s failure to generate operating revenues during the two (2) fiscal years ended December 31, 2008, Parkview is now and has been in the development stage since January 1, 2007. Operations have not generated revenue since the Company has been in the development stage, and additional planned operations have not yet started. From April 1999 through December 2006, Parkview engaged in providing management consulting services to various businesses operating in diverse industries. While its operations during that period were revenue producing, they were not always profitable.

          With the appointment of Richard B. Frost as the president of Parkview, on May 20, 2008, Parkview began exploring its prospects for expansion of its business model of providing management, sales, marketing, and distribution consulting services with a view toward resumption of revenue producing operations. With formation of its new wholly-owned subsidiary, Parkview also intends to explore opportunities presented by what it views as an increasing distressed assets business marketplace. To date, no material progress has been made by the Company in expanding its business model.

          Parkview might also consider other means of expanding its businesses in the future, such as through joint ventures or strategic business alliances. The Company anticipates that it may eventually have one or more opportunities to enter into joint ventures or strategic alliances with an entity or entities engaged in, or proposing to engage in, businesses that will be seen by the Company as, compatible or complementary to its operations or to its expected operations at such time. Of particular interest to the Company would be collaborating with entities that are engaged in the health care industry, an industry in which Parkview’s Chief Executive Officer, Richard B. Frost, has a wealth of experience. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. That sort of transaction, if any, might entail the issuance of additional shares of Parkview’s Common Stock or other securities. Should the Company engage in joint ventures or strategic business alliances in the future that do require dilutive issuance of additional shares of its Common Stock or the issuance of other securities, they will be made in compliance with applicable Federal and state securities and governing provisions of Delaware corporate law. Depending upon the structure of a given joint venture or strategic alliance, submission of information to shareholders regarding the proposed specific venture or alliance, or shareholder approval of it, may not be required. The Company currently has no specific plans for expansion through joint venture arrangements or entry into strategic business alliances and is accordingly unable now to estimate whether any suitable opportunities for expansion of its business in that manner might actually arise.

Our Business

               We encounter intense competition from other entities having a business objective similar to ours. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure you that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive customer relationship opportunities. We cannot assure you that such opportunities will permit us to meet our stated business objectives. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a customer relationship opportunity before we commit our resources to it.

               We expect to experience substantial competition in attempting to secure clients for our services. Our competitors include large international firms such as Booz Allen Hamilton and McKinsey & Company, as well as numerous regional and local advisory firms. Our current competitive position is poor at best and is severely hampered by the fact that almost all of our competitors, and potential competitors, possess significantly greater resources than Parkview and have longer operating histories. In addition, the economy is currently in the midst of a severe recession that has generally caused businesses to cut their operating budgets and restrict new expenditures, negatively affecting the universe of prospective clients for Parkview’s services, and increasing competitive pressure.

               The Company currently employs direct solicitation of prospects through management’s networking efforts to attempt to secure clients. To date, management has solicited companies on behalf ot Parkview in various industries, including healthcare products, medical monitoring, apparel manufacturing, metal fabrication, and education. We have not yet been retained by any such prospective clients, nor can we offer any assurance that we will ever be retained.

               In the future, should our resources permit, we anticipate placing, advertisments for our services in various trade publications and directories that have yet to be determined, and perhaps through development of a Parkview website.

               Until we raise capital and secure a number of revenue producing client relationships, our Company does not expect to meet its capital requirements for the next twelve months. We cannot assure you that even if we raise capital and secure a number of engagements for our consulting services, that we will meet our capital requirements.

          Our Company must generate revenue from operations or otherwise to enable us to pay our obligations as they come due, and we must ultimately implement our business plan and strive effectively to achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected. If our Company, despite the best efforts of our management, continues to be without revenue from operations, we will need to raise additional capital to meet our capital requirements for the following twelve months.

Employees

          Our present officers and directors are our only employees, and they devote minimal time to our business. We have no full-time employees. We expect to use consultants, attorneys and accountants as necessary,

Facilities

          Presently, our executive and business office is located at 21301 Powerline Road, Suite 103, Boca Raton, Florida 33433. We believe this office space is adequate to serve our present needs.

Government Regulations

          During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A.	Risk Factors

Risks Relating to Parkview’s Business

          The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following risk factors before making a decision to purchase any such shares:

We have a limited operating history and a history of losses.

          We have no current revenue producing operations and, as such, may not be able to overcome unanticipated difficulties that may be encountered related to the implementation of our business plan. Our Company has a limited operating history, a limited history of revenue from operations, and a history of losses. In addition, because our Company currently has no revenue producing operations, we face all of the risks inherent with a start-up business, including the possibility that we will not be able to locate, identify and secure a sufficient number of revenue producing customer relationships to assure future viable operations. We cannot assure you, if our Company does locate, identify and secure revenue producing client relationships, that our businesses will ever be profitable. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plans.

Parkview’s lack of revenue producing customer relationships.

The Company has failed to generate revenues from operations since January 2007. At present it has only one customer relationship, a three (3) year consulting contract expiring in December 2010, from which it has not realized any consulting fee revenue to date. While the loss of this customer in the circumstances will not likely materially worsen the Company’s current lack of revenues situation, if the Company, despite its best efforts, is unable to identify and secure additional significant revenue producing customer relationships prior to the possible exhaustion of its liquid assets, its results of commercial operations will continue to be negative and investors in the Company’s Common Stock may ultimately suffer loss of their entire investment.

The Company has been in the development stage since January 2007.

Parkview is now and has been in the development stage since January 1, 2007. Operations have not generated revenue since the Company has been in the development stage, and additional planned operations have not yet started. From April 1999 through December 2006, Parkview provided management consulting services to various businesses operating in diverse industries. While its operations during that earlier period were revenue producing, they were not always profitable. If the Company, despite its best efforts, is unable to identify and secure additional significant revenue producing customer relationships prior to the possible exhaustion of its liquid assets, its results of commercial operations will continue to be negative and investors in the Company’s Common Stock may ultimately suffer loss of their entire investment.

Net losses and lack of significant operating history.

From April 1999 through December 2006, Parkview provided management consulting services to various businesses operating in diverse industries. While its operations during that earlier period were revenue producing, they were not always profitable and cannot be viewed as comprising a significant or substantial operating history. Since January 2007, the Company has failed to generate any revenue from consulting services operations and has operated at a net loss. It has funded its non-revenue producing operations and met its financial obligations as needed since January 2007 by liquidation of investment securities contributed by prior management as additional paid-in capital and through private placement offerings of its restricted Common Stock. If, despite its best efforts, the Company is unable to identify and secure additional significant revenue producing customer relationships, prior to the exhaustion of its liquid assets, its results of commercial operations will continue to be negative, and investors in the Common Stock may ultimately suffer loss of their entire investment. To date, no material progress has been made by the Company in expanding its business model.

Parkview’s future operating results may fluctuate and cause the price of its Common Stock to decline.

Parkview expects that its future consulting services operating results may fluctuate due to various factors, many of which are beyond its control. The factors that could be the cause of Parkview’s operating results fluctuating include, but are not limited to:

•	Parkview’s ability to generate revenues from operations

•	Parkview’s ability to obtain additional financing on satisfactory terms

•	Parkview’s ability to attract and retain additional qualified employees

•	Parkview’s ability to successfully expand into new client engagements

•	Changes in costs and fees that Parkview pays

•	Changes in client preferences or discretionary client spending, and

•	Future government regulation of the management consulting industry

          If Parkview’s services, sales, or operating results fall below the expectations of investors or securities analysts, the price of its Common Stock could significantly decline.

Parkview’s future growth is dependent upon the development of new consulting and distressed assets disposition services opportunities. There can be no assurance that such opportunities can or will be developed.

          The primary element of Parkview’s strategy is to begin to generate revenue and subsequent revenue growth by focusing on new consulting services opportunities and distressed assets disposition opportunities that can deliver benefits to new, former, and existing clients. The development of these opportunities and clients requires significant research, marketing effort and commercial insight. The results of Parkview’s development efforts may be affected by a number of factors, including its ability to innovate, develop, and propose new services and achieve better client results or gain and maintain market approval of its services regimens. In addition, clients obtained by others can preclude or delay our commercialization of a new consulting idea or approach. There can be no assurance that any new efforts now under consideration or that Parkview may seek to develop in the future, will achieve commercial feasibility or gain client market acceptance.

The management consulting services industry is very competitive.

          Parkview faces competition from a wide range of companies including many large and small companies, most of which have greater financial, marketing and personnel resources than Parkview. Parkview also faces competition from firms that are more specialized than it is with respect to particular markets. In addition, some competitors have established broad practices and lower cost consulting systems approaches as a means to lower their fees to clients.

          The development of new or improved methodologies and processes by other consulting companies may make Parkview’s services offerings and proposals obsolete or less competitive, and may materially adversely affect its earnings, financial condition, or cash flows.

Consolidation in the management consulting services industry could adversely affect Parkview’s future revenues and operating income.

          The management consulting services industry has experienced a significant amount of consolidation. As a result, competition to provide consulting services to corporations has increased. Further consolidation in the industry could exert additional pressure on the fees chargeable for our services and adversely affect Parkview’s earnings, financial condition or cash flows.

Parkview cannot guarantee that any possible future strategic joint venture, partnership, or other alliance will be successful.

          While Parkview’s strategy to increase revenue growth is driven primarily by new opportunities development, it may also seek to supplement its growth through strategic joint ventures, partnerships, or other alliances. Those relationships can be inherently risky. Their success may be affected by a number of factors, including Parkview’s ability to properly assess and value the specific potential business opportunity, or to successfully integrate it into its existing business There can be no assurance that any future relationships of this nature will be successful or that such relationships, if any, will not materially adversely affect Parkview’s earnings, financial condition, or cash flows. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. The Company has no specific plans to try to expand its businesses through strategic joint ventures, partnerships or other alliances.

Parkview may need additional financing, which may not be available on satisfactory terms, or at all.

          Since January 2007, Parkview has not been able to generate any revenue from services. From January 2007 to the present, the Company’s management has focused its efforts on raising capital, planning for future operations, developing marketing strategies, and exploring for potential commercial opportunities. It has funded those non-revenue producing operations and met its financial obligations by liquidation of investment securities contributed by prior management as additional paid-in capital and through private placement offerings of its restricted Common Stock. The Company may need to raise additional funds to support its anticipated future expansion and growth. Parkview’s funding requirements may change as a result of many factors, including underestimates of budget items, unanticipated cash requirements, future consulting services opportunities, and future business joint ventures, partnerships, or alliances, if any. Consequently, Parkview may need to seek additional sources of financing, which may not be available on favorable terms, if at all, and which may be dilutive to existing stockholders.

          Parkview may seek to raise additional financing through further equity offerings, debt financings, or additional corporate collaboration and licensing arrangements. To the extent that it raises additional capital by issuing equity securities, its stockholders may experience dilution. To the extent that Parkview raises additional capital by issuing debt securities, Parkview could incur substantial interest obligations, may be required to pledge assets as collateral for the debt, and may be constrained by restrictive financial and/or operational covenants. Debt financing obligations would also be superior to the stockholders’ interests in bankruptcy or liquidation.

Parkview depends on its current officers; any loss of their services may adversely affect its businesses.

          Parkview is highly dependent upon the efforts of its senior management team. The death or departure of any of its key personnel could have a material adverse effect on its business. In particular, the loss of Mr. Frost, Parkview’s Chairman and Chief Executive Officer, could significantly impact its ability to operate and grow the business, and could cause performance to differ materially from anticipated results.

The Company’s officers and directors may encounter conflicts of interest with its business activities.

          Parkview has no established policies or procedures for the resolution of potential conflicts of interest between the Company and its officers and directors, Parkview’s officers and directors are owners, principals and/or affiliates of other businesses that may engage in business activities substantially similar to or competitive with the business activities that we may approach in the future. None of the Company’s officers or directors has agreed to refrain from engaging in business activities competitive with Parkview, or to grant the Company any rights of first refusal with respect to competitive opportunities that may become available to them or any of them. Parkview has agreed to accept any resulting potential conflicts of interest. In the possible event that an officer or director of the Company does engage in the future in activities conflicting with the Company’s interests, Parkview’s financial and business results may be adversely affected.

Parkview has insufficient available labor to implement its anticipated growth.

          Parkview currently has no employees other than its four (4) officers, none of whom is required to commit a significant amount of their time to the Company’s affairs. Its prospects for success depend in large part upon the Company’s ability to attract, motivate, and retain a sufficient number of additional qualified employees necessary to accomplish its anticipated expansion. Qualified individuals of the requisite caliber and skill needed to fill consultant positions are in short supply in most areas. There is, and can be, no assurance that we will be able to identify, locate and secure the needed number and caliber of additional employees, when needed. Moreover, if secured as and when needed, subsequent significant employee turnover rates could have a material adverse effect on Parkview’s business, financial condition, operating results or cash flows. Additionally, competition for requisite qualified employees could require Parkview to pay higher compensation to attract sufficient suitable consultant employees, which could result in higher labor costs, adversely affecting Parkview’s financial condition, operating results or cash flows. If the Company is unable to implement a balanced, positive approach to these obstacles and overcome them, its prospects for success will be severely diminished.

Parkview’s expansion efforts may strain its infrastructure, which could slow its development.

          Parkview also faces the risk that its systems and procedures, financial controls, and information systems will be inadequate to support its anticipated expansion. Parkview cannot predict whether it will be able to respond on a timely basis to all of the changing demands that its expansion, if achieved, will impose on management and these systems and controls. If Parkview fails to continue to improve its information systems and financial controls or to manage other factors necessary for it to achieve its anticipated expansion, its business, financial condition, operating results, or cash flows could be materially adversely affected.

Risks relating to ownership of Parkview’s Common Stock; we cannot assure what the market price of Parkview’s Common Stock will be.

          There is not now and has never been a public trading market for Parkview’s Common Stock. We cannot predict the prices at which Parkview’s Common Stock might trade. It is possible that in some future quarter moreover, Parkview’s operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of Parkview’s Common Stock may decline.

If Parkview fails to maintain the adequacy of its internal controls, its ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause its future stock price to decline substantially.

          Because Parkview formerly operated as a private company without a public reporting obligation, it has limited personnel and resources to dedicate to the development of the external reporting and compliance obligations that are required of a public company. Parkview expects to take measures to address and improve its financial reporting and compliance capabilities and anticipates instituting changes to satisfy its obligations in connection with becoming a public company. Parkview plans to obtain additional financial and accounting resources to support and enhance its ability to meet the requirements of being a public company. Parkview will need to continue to improve its financial and managerial controls, reporting systems and procedures, and related documentation. If Parkview’s financial and managerial controls, reporting systems or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of Parkview’s internal controls or its ability to provide accurate financial statements could cause the trading price of Parkview’s Common Stock to decline substantially.

The market price of Parkview’s Common Stock may be highly volatile.

          The market price of Parkview’s Common Stock may fluctuate significantly in response to factors, some of which are beyond its control, such as, the announcement of new clients or services by Parkview or by its competitors, quarterly variations in its, and its competitors’, results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the management consulting services industry, and general market conditions and other factors, including factors unrelated to its own operating performance or the condition or prospects of the industry.

          Further, the stock market in general, and securities of small-cap companies in particular, have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of Parkview’s Common Stock, which could cause a decline in its value. In addition, that price volatility might be worse if the trading volume of Parkview’s Common Stock is low.

          There can be no assurance that an active market for Parkview’s Common Stock will develop. Accordingly, investors must assume that they may have to bear the economic risk of an investment in Parkview’s Common Stock for an indefinite period of time.

Management may apply the proceeds of its current Private Placement Offering to uses for which investors may disagree.

          Parkview’s management will have considerable discretion in using the proceeds of the Company’s pending Private Placement offering. (See Item 5.(e) below, “Recent Sales of Unregistered Securities”). Investors will not have an opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. The proceeds may be used for corporate purposes with which investors may disagree.

There is no assurance that Parkview’s Common Stock will become liquid.

          We intend to apply to have Parkview’s Common Stock quoted on the OTCBB as soon as practicable. However, there is, and can be, no assurance that such application will be granted, or if granted, that an active trading market for Parkview’s Common Stock will develop as a result of an OTCBB quotation. In addition, if Parkview fails to meet the criteria set forth in the SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, those regulations may deter broker-dealers from recommending or selling Parkview’s Common Stock, which may further affect its liquidity and make it more difficult for Parkview to raise additional capital.

We may need to obtain additional funds to continue with our business.

          We may need to obtain additional funds to continue with our business to fund general and administrative expenses and periodic reporting requirements, and we cannot assure you that such funds will be available, or will be available on favorable terms. Failure to secure needed funds may directly impact our Company’s ability to maintain its reporting status, and potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure revenue, the outcome and ultimate success of those efforts is uncertain.

Investing in our stock is highly speculative and an investor could lose some of, or the entire amount invested.

          Our business plan is highly speculative and, therefore, an investor in our Common Stock may lose his or her entire investment. The value of our Common Stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our Common Stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and very small capitalization companies, such as Parkview, in particular.

The cost of maintaining our reporting obligations is high compared to our available cash.

          Our Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, to remain a public company and maintain its ability to be traded on the over-the-counter markets. In order to meet these obligations, our Company will need to continue to realize sufficient revenues from operations or perhaps raise additional capital. If adequate funds are not available to our Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock quoted in the public market.

Our stockholders face potential dilution in any new financing.

          Any additional equity that our Company raises would dilute the interest of both the current stockholders and any persons who may become stockholders before such future financing. Such dilution in any financing could be substantial.

The Success of our Present Efforts will be Dependent upon Market Acceptance and Competitive Factors.

          The success of our present efforts to secure revenue producing customer relationships will be highly dependent upon, among other things, gaining market acceptance from customers that will use our consulting services. More specifically, these factors include, among other things, how well our services benefit our clients (ease of implementation, ease of use by our customers, reliability, and scope of services), competitive forces, the level of corporate demand for our services offered, the cost of the Company’s services, and the effectiveness of our marketing activities.

Our Management Controls the Company’s Affairs and Operations and We have No Disinterested Members of our Board of Directors.

          Our management owns approximately sixty-seven (67%) percent of the issued and outstanding shares of our Common Stock. Our Company’s Articles of Incorporation do not provide for cumulative voting for the election of directors. Consequently, even if additional shares of our Common Stock are issued, so long as management continues to own in excess of fifty (50%) percent of our issued and outstanding shares of Common Stock, management can elect all of our directors, appoint officers and otherwise control our affairs and operations. Further, our board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees until some time after the achievement of significant revenue production from its operations.

Potential Securities Sales by Affiliate Shareholders.

          Our officers and directors individually may actively negotiate or otherwise consent to the purchase of a portion of their Common Stock in connection with a personal business opportunity. In the process, an officer or director may consider his or her own personal financial benefit rather than the best interests of the Company or our other shareholders. The other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular such stock transaction.

No Public Trading Market for Our Company’s Securities Exists and We Cannot Assure You That a Public Trading Market Will Develop.

          No public trading market for our Common Stock exists. We cannot assure you that a trading market will develop for the shares of our Common Stock or that, if developed, any such market will be sustained. Quotation of our Common Stock will likely be conducted through what is customarily known as the Over-The-Counter Bulletin Board. Any market for our Common Stock which may result will likely be less well developed than if the Common Stock were traded on the NASDAQ or an exchange.

Rules Related to Low-Priced Equity Securities May Make it Harder for You to Sell our Common Stock.

          Our Company’s securities, if and when available for trading, will likely be subject to the SEC’s rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

Any Returns on Investment May Be Limited to the Value of the Company’s Common Stock

          We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our Company’s Common Stock may be less valuable because a return on investment will only occur if its stock price appreciates.

Item 1B.	Unresolved Staff Comments

          Not Applicable.

Item 2.	Properties

          Presently, we conduct our operations within office space, provided without cost to the Company by a shareholder, located at 21301 Powerline Road, Suite 103, Boca Raton, Florida 33433. This space is adequate for our current needs. We expect to be able to continue to utilize this space free of charge until we are able to generate meaningful revenue from commercial operations.

Item 3.	Legal Proceedings

          The Company is not a party to any pending or threatened litigation. Management is unaware of the existence of any grounds upon which an action by or against the Company might be based.

Item 4.	Submission of Matters to a Vote of Security Holders

          Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

          No public trading market presently exists for our Common Stock, and we cannot assure you that a trading market for our Common Stock will ever develop.

          Penny Stock Regulations and Restrictions on Marketability. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

          The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

          In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

          These disclosure requirements may have the effect of reducing the trading activity for our Common Stock. If such a reduction should occur, stockholders may have difficulty selling our securities.

(b)	Holders

          During the period covered by this report, approximately 37 holders of record held our Common Stock.

(c)	Dividends

          Only a single cash dividend has been declared and paid on our Common Stock since the Company’s inception. While no restrictions, other than statutory minimum legal capital, limit our ability to pay dividends on our Common Stock, we do not expect to pay any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

          Not Applicable.

(e)	Recent Sales of Unregistered Securities

          No securities that were not registered under the Securities Act of 1933 (the “Act”) have been issued or sold by Parkview within the past three (3) years, except as follows:

           On August 8, 2006 Parkview issued 1,500,000 shares of its restricted Common Stock to Laura Palisa Mujica for proceeds in the amount of $1,500. The shares were issued to Ms. Mujica, who is Mr. C. Leo Smith’s mother, in connection with Mr. Smith’s assumption of his former positions as the Company’s officer and director at that time and were deemed to be beneficially owned by Mr. Smith. The issuance was considered to be exempt from registration under Section 5 of the Act, in reliance on Section 4(2) thereof, as a transaction by an issuer not involving any public offering and in that the certificate representing that stock bore a legend stating, that the securities were not registered under the Act, and referring to applicable restrictions imposed upon their subsequent transferability and sale. Parkview repurchased all of the shares from Ms. Palisa Mujica on January 4, 2008 for $1,500, as an aspect of Mr. C. Leo Smith’s resignation and departure as an officer and director at that time,

          On August 6, 2007 Parkview completed a private placement of 17,200 shares of restricted Common Stock to fifteen (15) investors. The shares issued upon completion of the private placement were deemed exempt from registration pursuant to Section 4 (2) the Securities Act of 1933 (the “Act”) in reliance on Regulation D and Rule 504 promulgated thereunder. The Company was able to claim the private placement exemption indicated in that the offering was made to less than thirty–five (35) investors, solely to purchasers within the State of Florida, without sales commission or similar compensation paid to any person, and in that the offering involved neither general solicitation nor general advertising. Furthermore, the purchasers each advised the Company prior to purchase that they were purchasing the securities offered solely for their own account, that they had been informed that all of the securities purchased were unregistered, restricted securities subject to stop-transfer instructions and that all certificates representing the purchased securities would bear legends stating, the securities were not registered under the Act, and referring to applicable restrictions imposed upon their subsequent transferability and sale.

Parkview sold and issued 17,200 shares of Common Stock at $ .25 per share, for proceeds totaling $4,300, to the following investors:

Name of Investor	Number of Shares		Amount Invested

John LaSala	1,000		$250
Allen Weinstein	1,000		$250
Robert Beltrame	1,500		$375
Eugene M. Kennedy	1,200		$300
Lana R. Claman	1,200		$300
Bert Gusrae & Wendy Tand-Gusrae	1,300		$325
Alma Adamo	1,000		$250
Jesse Small	1,000		$250
David Messinger	1,000		$250
Jacqueline Borer	2,000		$500
David J. Blechman	1,000		$250
Nicholas F. LaSala Trust	1,000		$250
Brent A. Peterson	1,000		$250
C. Leo Smith	1,000	*	$250
Leroy A. Smith, MD	1,000	*	$250

           *These shares were repurchased by Parkview for the aggregate amount of $500 on January 4, 2008 in connection with the resignation and departure of Mr. C. Leo Smith as an officer and director of the Company at that time.

          On June 15, 2008 Parkview commenced a second private placement, offering up to 250,000 shares of its restricted Common Stock, solely to accredited investors. This private placement offering is currently underway pending completion after the date hereof. Issuances of Common Stock in this pending private placement are, and will be, deemed exempt from registration under the Act in reliance on Regulation D and Rule 506 promulgated thereunder. The Company is able to claim the private placement exemption indicated in that the offering has and will be made solely to accredited investors, without sales commission or similar compensation paid or payable to any person, and in that the offering involves neither general solicitation nor general advertising. Furthermore, the purchasers have, and will have, each advised the Company prior to purchase that they are accredited investors, purchasing the securities offered solely for their own account, that they have been informed that all of the securities purchased are unregistered, restricted securities, subject to stop-transfer instructions and that certificates representing their purchased securities bear, and will bear, legends, stating that the securities are not registered under the Act, and referring to applicable restrictions imposed upon their subsequent transferability and sale

     Parkview has issued 106,000 shares of Common Stock to date in this private placement, at $ .50 per share, for total proceeds in the current amount of $53,000, to the following investors:

Name of Investor	Number of Shares	Amount Invested

Arturo Freeman	2,000	$1,000
Howard Kelrick	10,000	$5,000
Alan Stieb and Rochelle Adler-Steib	20,000	$10,000
Mark Robson	1,000	$500
John Kemp	1,000	$500
Andrew and Ellen Astrove	20,000	$10,000
Alan Sarkin	10,000	$5,000
Alfred Schiffrin	10,000	$5,000
Judith and Mark Gaylinn	1,000	$500
Robert Richards	10,000	$5,000
Justin Renert	10,000	$5,000
John Burt	1,000	$500
Michael Goldman and Denise Goldman	1,000	$500
Terry and Sherri Klinghoffer	2,000	$1,000
Roslyn K. Malmaud	1,000	$500
Armen and Beth Guendjoian	1,000	$500
Gregory J. Drew and Denise Morris	2,000	$1,000
Diane S. Kennedy	1,000	$500
Lee V. Twyford	2,000	$1,000

Item 6.	Selected Financial Information

          Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          The following discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward looking statements, which we have made as of the date of this Annual Report on Form 10-K.

          The following is qualified by reference to, and should be read in conjunction with our audited financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-K, as well as the discussion hereunder “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

          Parkview commenced operations in April 1999. Due to its failure to generate any revenues from operations since December 2006 it has been in the development stage since January 1, 2007. Its single three (3) year sales and marketing assistance contractual relationship, currently nearing expiration of the first contract year, has yet to produce any revenue to the Company. Current operations efforts have not yet generated revenues and further planned operations involving distressed asset activities have not started. Since January 2007, the Company has focused most of its time and efforts in planning, raising capital, developing marketing strategies, and exploring potential commercial opportunities.

          Parkview currently has only one (1) services agreement in effect with an unrelated party, Office Furniture Warehouse, Inc., and has no employees other than its president, Richard B. Frost, its executive vice-president, Mark J. Hanna, its vice president, Rebecca A. Lozano and its secretary and treasurer, Bert L. Gusrae, each of whom currently is unsalaried. We do not anticipate an ability to hire additional employees during the next twelve (12) months, or until such earlier time that our business activity may require and permit.

          The Company is currently seeking to secure revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers and plans to place advertising in trade publications and directories, to be identified and determined by management. Consideration is being given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments. During the next twelve (12) months Parkview also intends to continue to strive to serve its current client coincident with its efforts to secure other, hopefully significant, revenue producing customer relationships,

          Parkview might also consider other means of expanding its businesses in the future, such as through joint ventures or strategic business alliances. The Company anticipates that it may eventually have one or more opportunities to enter into joint ventures or strategic alliances with an entity or entities engaged in, or proposing to engage in, businesses that are, or will be seen by the Company as, compatible or complementary to its operations or its expected operations. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. While there are no current plans to engage in those activities, that sort of transaction, if any, might entail the issuance of additional shares of Parkview’s Common Stock or other securities. Should the Company engage in joint ventures or strategic business alliances in the future that do require dilutive issuance of additional shares of its Common Stock or the issuance of other securities, they will be made in compliance with applicable Federal and state securities laws and governing provisions of Delaware corporate law. Depending upon the structure of a given joint venture or strategic alliance, submission of information to shareholders regarding a proposed specific venture or alliance, or shareholder approval of it, may not be required. The Company currently has no specific plans for expansion through joint venture arrangements or entry into strategic business alliances.

Results of Operations

          Parkview had no revenues in fiscal 2007 and 2008. In 2007 the Company had expenses of approximately $9,072, but realized a net profit of approximately $9,346 attributable to its liquidation of investment securities contributed to the Company by prior management as paid-in capital and not derived from operations.

          In the fiscal year ended December 31, 2008, the Company had no revenues from operations, expenses of approximately $43,502; and a net (loss) in the amount of approximately $(43,624). The increase in the Company’s 2008 expenses, in comparison to its 2007 expenses, $43,502 versus $9,072, was entirely attributable to costs and professional fees incurred for auditing and legal services, primarily in connection with our preparation and filing of a Registration Statement on Form 10 with the U.S Securities and Exchange Commission on November 12, 2008.

          In sum, from January 2007 to December 2008, the Company had no revenue producing operations, having met its expenses during that two (2) year period ($52,574) through liquidation of investment securities contributed to the Company as paid-in capital, and through use of the proceeds of private placement sales of its restricted Common Stock.

          From a longer term viewpoint, the Company’s revenues from consulting operations (unaudited) have trended downward, from fiscal 2003 at approximately $85,502, to fiscal 2004 at approximately $63,616, to fiscal 2005 at approximately $48,000, to fiscal 2006 at approximately $19,000, to fiscal 2007 (audited) at $-0-, and to fiscal 2008 (audited), also at $-0-. Current management believes that the Company’s revenues over that term of years diminished, beginning during the Third Quarter of 2004, when the then management of the Company developed additional business interests that were unrelated to the Company’s, and thereafter spent its time and efforts pursuing those unrelated interests and neglecting the Company’s operations. As a direct result, revenues declined through 2006. In an effort to reverse the adverse revenues trend, new management was appointed in the First Quarter of 2007. Unfortunately, the replacement management too failed to generate hoped for revenues, and it was replaced with the Company’s current management team beginning with Messrs. Frost, Hanna and Gusrae, on May 20, 2008, and completed on October 31, 2008 with the appointment of Ms. Lozano..

          Other than the current efforts of its officers to secure revenue producing customer relationships and engagements for its consulting services, the Company is not presently aware of any other trends, events, or uncertainties that may cause the negative revenues trend and its continuing lack of revenues or income to improve. If successful, those management efforts will re-start the Company’s receipt of revenues from operations and begin a new, positive trend, ending the more than twenty-six (26) months long hiatus since receipt of its last revenues from consulting operations in 2006. There is no assurance however that those efforts will be successful or that the negative trend in the Company’s revenues will not continue and if continued, will likely erode the Company’s current, poor financial condition. To date, there has been no material progress made in expanding the Company’s business model.

Liquidity and Capital Resources

          Prior to January 2007, Parkview financed its operations through revenues received from management consulting services rendered and billed to clients. During its two (2) fiscal years ended December 31, 2007 and 2008, the Company financed its operations through the sale of investment securities contributed as additional paid-in capital by prior management and through the use of proceeds from private placement sales of its restricted Common Stock, in the absence of revenue producing customer relationships. As of December 31, 2007 and December 31, 2008, Parkview had cash of $12,000 and $19,920, respectively. We are exploring opportunities to raise cash to finance the Company’s operations for the foreseeable future. In addition, the Company may consider expansion through joint ventures, partnerships or strategic alliances. No such business arrangements or relationships are currently under consideration. If Parkview is not successful in raising sufficient cash, it may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, will be available on terms favorable to Parkview.

          During the period covered by this report, and since January 1, 2007, The Parkview Group, Inc. conducted no revenue producing business operations and accordingly, generated no revenues. Management is currently devoting its efforts to general business planning, raising capital, and identifying, locating and developing consulting business opportunities.

          Our long term lack of revenue producing operations raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing revenue producing customer relationships and raising new capital through additional private placement of our securities. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional restricted Common Stock, diluting, in the process, the ownership interests of our existing shareholders.

          We have not yet compensated our officers or directors for their services to the Company. In the near term future, we may compensate them for their services by issuing them restricted Common Stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of compensation to any officer or director. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might also seek to compensate providers of services by the issuance of restricted Common Stock in lieu of cash.

Item 7A.	Quantitative and Qualitative Disclosures Regarding Market Risk

          Not Applicable.

Item 8.	Financial Statements and Supplementary Data

          Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          In the Company’s two (2) most recent fiscal years, neither the Company, nor anyone on behalf of the Company, has consulted with the Company’s independent registered auditor, Thomas W. Klash, C.P.A., regarding either: (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions 4. and 5. to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the date this report is filed, an evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company was not subject to the reporting requirements of the Exchange Act. In connection with our registration statement on Form 10, initially filed on November 12, 2008 and amended on January 14, 2009 however, accounting work was completed, financial statements were prepared, and audits were obtained. The evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, as of the end of the period covered by this report, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

          Our management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the last day of the period covered by this report. In making this assessment, our management considered the lack of revenue producing operations and revenues, the cash on hand, the limited transactions which occur on a monthly basis, and the fact that because we have only four part-time officers, three of whom are members of the Company’s board of directors, the Company is not effectively able to segregate or delegate duties. Based on this evaluation, our management, with the participation of the Company’s principal executive officer and principal financial officer, concluded nevertheless that, as of the last day of the period covered by this report, the Company’s internal controls have no material inherent weakness which may increase the risks of errors in financial reporting under current operations.

          Once we achieve a sufficient flow of revenues from operations moreover, the Company expects to adopt an independent audit committee, which should enable the Company’s principal executive officers and financial officers to continue to maintain our Company current pursuant to the Exchange Act and provide our Company with enhanced design and operation of disclosure controls and procedure.

Changes in Internal Control over Financial Reporting

          There have been no changes in internal control over financial reporting.

Item 9B.	Other Information

          Not Applicable

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

          Identity of directors and executive officers during the period covered by this report.

          The following table sets forth the full name, principal occupation or employment, five-year employment history and certain other information concerning the Company’s directors and executive officers during the period covered by this report.

NAME	AGE	POSITION

Richard B. Frost	60	President, CEO, and Chairman
Mark J. Hanna	61	Executive Vice-President and Director
Bert L Gusrae	72	Secretary-Treasurer and Director
Rebecca A. Lozano	44	Vice President

          Richard B. Frost is our Chief Executive Officer, President, and Chairman of the Board of Directors. In addition, since 2007, Mr. Frost has been Vice-President of Corporate Development of Adamis Laboratories, Inc., a private specialty pharmaceutical company that acquires and develops branded drugs and markets such drugs to the allergy and respiratory markets. Previously, from 2003 to 2007, Mr. Frost was Chairman of the Board of Aero Pharmaceuticals, Inc., a private pharmaceutical company. In 1996 Mr. Frost became Chairman of the Board of Directors and Chief Executive Officer of Frost Hanna Capital Group, Inc. (“Frost Hanna Capital”). In 1999, Frost Hanna Capital acquired Gaines Berland, Inc., which subsequently merged with Ladenburg Thalmann Financial Group, Inc., a broker-dealer member firm of the New York Stock Exchange and the Financial Industry Regulation Authority. In addition, from 1996 to 1998, Mr. Frost served as a director of Continucare Corp., a public company engaged in managed healthcare, and listed on the American Stock Exchange.

          Bert L. Gusrae is the Company’s Secretary, Treasurer and a Director. Mr. Gusrae is an attorney, and has been of counsel to the law firms of Gusrae, Kaplan, Bruno & Nusbaum, PLLC (from 1991 to the present), and David A. Carter, P.A. (from 1992 until December 2005).

          Mark J. Hanna is our Executive Vice-President and a Director. In addition, from 2002 to the present, Mr. Hanna has been a licensed realtor and owner of Hollywood Realty, Inc., a private company engaged in the real estate industry. Moreover, Mr. Hanna has been a mediator certified by the Supreme Court of the State of Florida since 2006. In 1996 Mr. Hanna became the President and a Director of Frost Hanna Capital Group, Inc. (“Frost Hanna Capital”). In 1999, Frost Hanna Capital acquired Gaines Berland, Inc., which subsequently merged with Ladenburg Thalmann Financial Group, Inc., a broker-dealer member firm of the New York Stock Exchange and the Financial Industry Regulation Authority. In addition, from 1996 to 1998, Mr. Hanna served as a Director of Continucare Corp., a public company engaged in managed healthcare, and listed on the American Stock Exchange.

          Rebecca A. Lozano is our Vice President for Shareholder Relations. In addition, following her retirement in June of 2007 as Vice President-Private Banker with Colonial Bank in Weston, Florida, Ms. Lozano has been associated with Wolf Realty Corp. in Palm Beach County, Florida. From 1998 through June of 2007, Ms. Lozano was employed by several South Florida commercial banks in management positions of increasing responsibility, primarily in connection with the bank’s generation and maintenance of revenue from new and existing banking customers. Ms Lozano holds the Bachelor of Arts degree in International Relations, with a minor in Economics, from the University of Wisconsin in Milwaukee, Wisconsin (1990) and the FINRA Series 6 and 63 broker registrations- Variable Securities Contracts, Multi-State. She is also a licensed Florida Life Insurance and Mortgage Broker.

          Each of the above named individuals has been associated with Parkview in the capacities indicated, in the case of Messrs. Frost, Hanna and Gusrae, since May 20, 2008, and in the case of Ms. Lozano, since October 31, 2008, and will continue to serve until their respective successors are elected and qualified.

           Parkview’s officers and directors are owners, principals and/or affiliates of other businesses that may engage in businesses substantially similar to or competitive with the business activities that Parkview may approach in the future. None of Parkview’s officers or directors has agreed to refrain from engaging in business activities competitive with Parkview or to grant Parkview any rights of first refusal with respect thereto, and Parkview has agreed to accept any resulting potential conflicts of interest.

          Audit Committee

          During the period covered by this report, the Company did not have a separately designated standing audit committee in place; instead, the Company’s entire board of directors served in that capacity. This was due to the small number of part-time directors (3) and executive officers (4) of the Company.

          Section 16(a) Beneficial Ownership Reporting Compliance

          To the best of our knowledge, no officer, director and/or beneficial owner of more than ten (10%) percent of our Common Stock, has been required or failed to file requisite reports as required by Section 16(a) of the Exchange Act during the period covered by this Annual Report on Form 10-K.

          Code of Ethics

          During the period covered by this report, the Company did not have a code of ethics for its principal executive officer, principal financial officer or any other position due to the small number of executive officers involved with the Company.

          Family Relationships

          Not Applicable

          Certain Legal Proceedings

          Not Applicable

Item 11.	Executive Compensation.

          To date, Parkview has not paid any compensation to its officer employees or directors, but expects to pay reasonable compensation, as its businesses develop, to the extent that it is able to do so. Parkview has no incentive or stock option plans, and no employment agreements.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Non- Equity Incentive ($)	Non- Qualified Deferred All Other Compensation ($)	Other Earnings ($)	Total Compensation ($)

Alicia M. LaSala (Former CEO and President) (1)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2007	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2006	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2005	-0-	-0-	-0-	N/A	N/A	N/A	-0-

C. Leo Smith (Former CEO and President) (1)	2007	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2006	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2005	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Bert L. Gusrae Principal financial officer and Secretary (2)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Richard B. Frost President (2)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Mark J. Hanna Executive Vice President (2)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Rebecca A. Lozano Vice President (3)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

(1)

Ms. LaSala resigned as the sole officer and director of Parkview in February 2007, was re-appointed to the same positions upon the resignation of C. Leo Smith and resigned once again in May of 2008 with the appointment of the Company’s current officers and directors, Messrs. Frost, Hanna and Gusrae.

(2)	Messrs. Frost, Hanna and Gusrae assumed their respective officer positions on May 20, 2008.

(3)	Ms. Lozano assumed her officer position on October 31, 2008.

Employment Agreements

          Parkview has no employment agreements in force or effect. Its officers receive no salary or other compensation for their respective services to the Company. The Company expects to pay reasonable compensation to its officers for their respective services as its businesses develop.

Employee Stock Compensation Plans

          The Company has no stock compensation arrangements or any qualified or non-qualified employee stock option plans.

Compensation of Directors

          Our directors receive no salary or other compensation in their capacity as our directors. No other arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Employee Stock Option Plan

          Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by Parkview to own beneficially five percent (5%) or more of the Common Stock, (ii) each director and officer of Parkview, and (iii) all directors and officers as a group. The number of shares of Common Stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power, and any shares of Common Stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant, or right.

          Notes

Name and Address of Beneficial Owner (4)	Shares of Common Stock Owned		Percentage of Common Stock

Richard B. Frost	350,000		24.6%
Mark J. Hanna	250,000		17.6%
Bert L. Gusrae	251,300	(3)	17.7%
Rebecca Lozano	100,000		7.0%
Alicia M. LaSala	352,000	(5)	24.8%

All officers and directors as a group (four [4] persons)	951,300		66.9%

(1)	Beneficial ownership as reported in the table above has been determined in accordance with the Exchange Act.

(2)	Percentages are approximate based upon 1,421,200 issued and outstanding shares of Common Stock on March 16, 2009.

(3)	Includes 1,300 shares that Mr. Gusrae purchased for $.25 per share on April 4, 2007 that are jointly held with Mr. Gusrae’s wife, Wendy Tand Gusrae.

(4)	The business addresses of the shareholders indicated are in each case the same as that of the Company.

(5)	Includes 1,000 shares owned by the Nicholas F. LaSala Trust and 1,000 shares owned by Ms. LaSala’s spouse.

          We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

          The Company currently has no securities authorized for issuance under any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

          Parkview has not entered into any transactions during the last two (2) fiscal years with any director, executive officer, director nominee, five percent (5%) or more shareholder, or promoter, nor has Parkview entered into transactions with any member of the immediate families of the foregoing persons (includes spouses, parents, children, siblings, and in-laws), except as follows:

          On August 8, 2006 Parkview issued 1,500,000 shares of restricted Common Stock to Laura Palisa Mujica in exchange for the sum of $1,500. Ms. Mujica is the mother of C. Leo Smith, Parkview’s former officer and director. While Mr. Smith disclaimed beneficial interest in those shares, they were nevertheless deemed to be beneficially owned by him. Parkview repurchased the shares from Ms. Mujica on January 4, 2008, upon Mr. Smith’s resignation as an officer and director of the Company for the sum of $1500.

          On March 9, 2007 Parkview issued 1,000 shares of restricted Common Stock to C. Leo Smith, while he was Parkview’s officer and director for $250. Parkview repurchased these shares from Mr. Smith for $250 on January 4, 2008, upon his resignation as an officer and director of the Company.

          On March 9, 2007 Parkview issued 1,000 shares of restricted Common Stock to John LaSala for $250. Mr. LaSala is the husband of Alicia M. LaSala, who holds more than five percent (5%) of Parkview’s issued and outstanding Common Stock. While Mrs. LaSala disclaims any beneficial interest in Mr. LaSala’s 1,000 shares, they are nevertheless deemed to be beneficially owned by her.

          On April 4, 2007 Parkview issued 1,300 shares of restricted Common Stock for $325 to Bert L. Gusrae, an officer and director of Parkview, and Wendy Tand Gusrae, Mr. Gusrae’s wife. The shares are jointly held by Mr. and Mrs. Gusrae and may be deemed to be controlled by Mr. Gusrae.

          On May 4, 2007 Parkview issued 1,000 shares of restricted Common Stock to the Nicholas F. LaSala Trust for $250. Mrs. Alicia M. LaSala holds more than five (5%) of the Company’s issued and outstanding Common Stock. Nicholas F. LaSala, is the minor son of Mrs. LaSala and the beneficiary of the Nicholas F. LaSala Trust. While Mrs. LaSala disclaims any beneficial interest in the trust shares they may be deemed controlled by her.

          On August 6, 2007, Parkview issued 1,000 shares of restricted Common Stock to Leroy A. Smith, MD for $250. Doctor Smith is the father of C. Leo Smith, Parkview’s former officer and director. Mr. Smith disclaimed any beneficial interest in the shares. Parkview repurchased the shares from Dr. Smith for $250 on January 4, 2008, upon Mr. Smith’s resignation as an officer and director of the Company.

          On May 20, 2008 Parkview’s then majority shareholder and sole officer and director, Alicia M. LaSala, sold 400,000 shares, 300,000 shares, and 400,000 shares of her restricted Common Stock in Parkview to Richard B. Frost, Mark J. Hanna, and Bert L. Gusrae, respectively, for $0.001 per share, or a total of $1,100, in three (3) separate private transactions. The private transactions were consummated in conjunction with Mrs. LaSala’s resignation as an officer and director of Parkview and the coordinated appointment of Messrs. Frost, Hanna, and Gusrae as Parkview’s new management.

          On October 31, 2008, Messrs. Frost and Hanna each transferred 50,000 shares of their restricted Common Stock in Parkview to Rebecca A. Lozano, for $0.001 per share, or a total of $100 in connection with Ms. Lozano’s assumption of her officer position with the Company.

          On November 5, 2008, the Company re-acquired 150,000 shares of the restricted Common Stock previously issued to Mr. Gusrae and 50,000 shares of the restricted Common Stock previously issued to Alicia M. LaSala, in each case for $0.001 per share, or a total of $200.

          In each of these related transactions, the Company followed its informal unwritten policy and procedure for review, approval and ratification of proposed certain relationship transactions. The standard of review for approval and ratification of a certain relationship transaction is reasonableness and consistency with the needs of the Company, as discussed and subsequently determined by the Board unanimously, and in its sole discretion, at the time the transaction is proposed. In every case to date, the proposed transaction was reviewed by the Company’s Board of Directors when proposed, and received the Board’s unanimous written consent prior to consummation.

Director Independence

          Parkview has not selected a definition of a national securities exchange by which to determine the independence of its directors, Messrs. Frost, Hanna and Gusrae. None of the Company’s directors is expected to be independent under the definition of the NASDAQ Stock Exchange.

Item 14.	Principal Accountant Fees and Services

Audit Fees:

The Company incurred aggregate fees and expenses from Thomas W. Klash, C.P.A. in the amount of $8,700 for the audit of the Company’s fiscal year ended December 31, 2008. Thomas W. Klash, C.P.A. was appointed as the Company’s independent registered public accounting firm, beginning August 19, 2008 with the year ending December 31, 2006.

Tax Fees:

The Company did not incur any tax fees from Thomas W. Klash, C.P.A. for the fiscal year ended December 31, 2008.

All Other Costs:

During the fiscal year ended December 31, 2008, the Company incurred fees and expenses from Thomas W. Klash, C.P.A. in the amount of $19,550 for services rendered in connection with the examination of the Company’s financial statements for calendar years 2006 and 2007 and response to the Form 10 SEC comment letter.

Audit Committee:

The services described above for fiscal years ended December 31, 2006, 2007 and 2008 were approved by the Company’s Board of Directors pursuant to the Company’s policies and procedures in the absence of a formal Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

          The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of our Company

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of our Company

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of our Company

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of our Company

APPENDIX A	Financial Statements

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

April 10, 2009	By:	/s/	Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

April 10, 2009	By:	/s/	Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2009	/s/	Richard B. Frost

Richard B. Frost, Director

April 10, 2009	/s/	Mark J. Hanna

Mark J. Hanna, Director

April 10, 2009	/s/	Bert L. Gusrae

Bert L. Gusrae, Director

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

THOMAS W. KLASH Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Parkview Group, Inc. and Subsidiary
(A Development Stage Company)
Boca Raton, Florida

I have audited the accompanying Balance Sheets of The Parkview Group, Inc. and Subsidiary (A Development Stage Company), as of December 31, 2008 and 2007, and the related Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the two years ended December 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accompanying principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provided a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Parkview Group, Inc. and Subsidiary (A Development Stage Company), as of December 31, 2008 and 2007, and the results of operations and its cash flows for each of the two years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has no operating revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
January 12, 2009

1909 Tyler Street – Suite 603 – Hollywood, Florida 33020 (954) 925-4900
www.tklash.com

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$19,920	$12,000
Investments in Marketable Equity Securities	—	47,500

TOTAL CURRENT ASSETS	19,920	59,500

PROPERTY AND EQUIPMENT – Net of Allowance for Depreciation of $283	1,413	—

TOTAL ASSETS	$21,333	$59,500

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$8,197	$—

SHAREHOLDERS’ EQUITY:
Common Stock - $.001 Par Value; 20,000,000 Shares Authorized; Shares Issued and Outstanding - 1,421,200 in 2008 and 3,017,200 in 2007	1,421	3,017
Additional Paid-In Capital	89,639	90,783
(Deficit) Accumulated Prior to Development Stage	(43,646)	(43,646)
(Deficit) Accumulated During the Development Stage	(34,278)	9,346

TOTAL SHAREHOLDERS’ EQUITY	13,136	59,500

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,333	$59,500

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2008 AND 2007

	2008	2007	Development Stage January 1, 2007 to December 31, 2008

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	43,502	9,072	52,574

REALIZED AND UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS	(122)	18,418	18,296

INCOME (LOSS) BEFORE TAXES	(43,624)	9,346	34,278

PROVISION FOR INCOME TAXES	—	(1,600)	(1,600)

TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD	—	1,600	1,600

NET INCOME (LOSS)	$(43,624)	$9,346	$(34,278)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$(.03)	$—	$(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,539,014	3,006,975	2,272,548

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	COMMON STOCK $.001 PAR VALUE		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS (DEFICIT)

				PRIOR TO DEVELOPMENT STAGE	DURING DEVELOPMENT STAGE
						TOTAL

	SHARES	AMOUNT

BALANCE – January 1, 2007	3,000,000	$3,000	$86,500	$(43,646)	$—	$45,854

ISSUANCE OF COMMON STOCK	17,200	17	4,283			4,300

NET INCOME FOR THE PERIOD					9,346	9,346

BALANCE – December 31, 2007	3,017,200	3,017	90,783	(43,646)	9,346	59,500

ISSUANCE OF COMMON STOCK	106,000	106	52,894	—	—	53,000

COMMON STOCK REPURCHASED	(1,702,000)	(1,702)	(498)	—	—	(2,200)

DIVIDENDS DECLARED	—	—	(53,540)	—	—	(53,540)

NET LOSS					(43,624)	(43,624)

BALANCE – December 31, 2008	1,421,200	$1,421	$89,639	$(43,646)	$(34,278)	$13,136

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007	Development Stage January 1, 2007 to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(43,624)	$9,346	$(34,278)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	283	—	283
Realized and Unrealized Loss (Gain) on Investment in Marketable Securities	122	(18,418)	(18,296)
Changes in Operating Assets and Liabilities:
Accounts Payable	8,197	—	8,197

NET CASH (USED) BY OPERATING ACTIVITIES	(35,022)	(9,072)	(44,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuance	53,000	4,300	57,300
Dividends Paid	(540)	—	(540)
Stock Repurchases	(2,200)	—	(2,200)
Proceeds from Sales of Marketable Securities	47,378	16,018	63,396

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,638	20,318	117,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to Shareholders	(53,000)	—	(53,000)
Property and Equipment Purchases	(1,696)	—	(1,696)

NET CASH (USED) BY INVESTING ACTIVITIES	(54,696)	—	(54,696)

NET INCREASE IN CASH	7,920	11,246	19,166

CASH – Beginning of Period	12,000	754	754

CASH – End of Period	$19,920	$12,000	$19,920

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest Paid	$—	$—	$—

Taxes Paid	$—	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A	BUSINESS AND ACCOUNTING POLICIES –

Business:

The Parkview Group, Inc. (“Parkview”) was incorporated as a privately held corporation in the State of Delaware on April 7, 1999. The Company conducts its management consulting business from its office located in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote substantial efforts to raising capital through the sale of common stock to provide funding for activities, including those connected with its newly adopted line of business (marketing of assets acquired from financially distressed companies) and, accordingly, “Parkview” is now classified as a development stage company.

Basis of Consolidation:

The accompanying financial statements include the accounts of the Company and its recently created wholly owned subsidiary, Distressed Assets Disposition Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Going Concern:

The Company has suffered recurring losses from operations and has no operating revenues in the two years ended December 31, 2008, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking acceptable consulting engagements, implementing its newly adopted business plan of marketing assets for financially distressed companies and raising capital through private equity investments. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

Estimates:

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE A	BUSINESS AND ACCOUNTING POLICIES – (continued) -

Marketable Securities:

Investments in marketable equity securities were included in current assets, classified as trading securities and reported at fair value based on quoted market prices in 2007. Unrealized gains and losses are recorded net in the statements of operations and reflect changes in the fair value of the investment during the period. Realized gains and losses resulting from the sale of the underlying securities are netted with unrealized gains and losses in the accompanying statements of operations.

Property and Equipment:
Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for on the straight line method based on estimated useful lives of the respective assets.

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at December 31, 2008 and 2007, approximate fair value.

Income Taxes:

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws. If available, evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during the periods presented.

NOTE B	INVESTMENTS IN MARKETABLE EQUITY SECURITIES –

Marketable equity securities are classified as trading securities. Unrealized losses, measured as the difference between original cost and fair value amounted to $11,500 in 2007, are reflected in the accompanying financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE C	INCOME TAXES –

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $64,000, which may be carried forward through the year 2028, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through the year 2013.

Significant components of the Company’s net deferred tax assets and liabilities, computed at approximately 20%, are as follows:

	2008	2007

Deferred Tax Assets:
Net operating loss carryforward	$12,800	$4,000
Capital loss carryforward	4,600	2,000

	17,400	6,000

Deferred Tax Liabilities:
Unrealized gain on investments	—	(6,000)

Valuation Allowance	(17,400)	—

NET DEFERRED TAX ASSETS	$—	$—

The valuation allowance changed during the two years ended December 31, 2008 resulting from changes in the loss carryforwards and unrealized gain and losses on investments in marketable securities as follows:

	2008	2007

Valuation Allowance - January 1	$—	$15,000

Increase (decrease) relating to timing differences	17,400	(15,000)

Valuation Allowance – December 31	$17,400	$—

The income tax provision relating to earnings (loss) consisted of the following:

	2008	2007

Continuing Operations:
Federal income tax expense (benefit) at statutory rates	$(6,500)	$1,400
State income tax expense (benefit)	(2,200)	200

	(8,700)	1,600
Tax benefit of net operating loss	—	(1,600)
Valuation allowance	8,700	—

NET TAX PROVISION	$—	$—

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE D	SHAREHOLDERS’ EQUITY –

Initial Private Placement:
In August 2007, the Company completed a private placement of 17,200 restricted shares of common stock at $.25 per share to individual investors.

Second Private Placement:

In June 2008, the Company commenced a second private placement of 250,000 shares of its restricted common stock at $.50 per share. Through December 31, 2008, a total of 106,000 shares of common stock have been purchased by individual investors.

Stock Repurchase:
During 2008, the Company purchased and cancelled 1,702,000 shares of common stock for $2,200 from officers and related family members.

Dividend Payment:

In May 2008, the Board of Directors declared a dividend of $.0355 per share to shareholders of record on May 15, 2008. In lieu of cash, the Company cancelled a $53,000 loan receivable from a principal shareholder.

The Company does not anticipate paying dividends in the future.

NOTE E	RELATED PARTY TRANSACTIONS –

Consulting and Other Fees:
Payments to shareholders for consulting and office administration expenses amounted to $1,240 and $2,429 in 2008 and 2007, respectively.

Occupancy Costs:
Office space is being provided to the Company by one of the shareholders at no cost. The accompanying financial statements do not contain an estimated expense relating to occupancy costs.