Form 10-Q
period 2009-03-31
PARKVIEW GROUP INC
filed 2009-05-19
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to___________

Commission File 0-53491

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files            Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGDS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.           Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 was 1,421,200.

At present, there is no trading market in our Common Stock. Accordingly, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant cannot be calculated at this time. On April 30th 2009 there were 117, 900 shares of our Common Stock, par value $.001, held by non-affiliates.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2009	2008

	(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash	$1,678	$19,920
PROPERTY AND EQUIPMENT – Net of Allowance for Depreciation of $368 in 2008 and $283 in 2007	1,328	1,413

TOTAL ASSETS	$3,006	$21,333

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accounts Payable	$17,007	$8,197

SHAREHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock - $.001 Par Value; 20,000,000 Shares Authorized; 1,421,200 Shares Issued and Outstanding	1,421	1,421
Additional Paid-In Capital	89,639	89,639
(Deficit) Accumulated Prior to Development Stage	(43,646)	(43,646)
(Deficit) Accumulated During the Development Stage	(61,415)	(34,278)

TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(14,001)	13,136

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$3,006	$21,333

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Development Stage
	For the Quarter Ended		January 1, 2007
	March 31,	March 31,	to
	2009	2008	March 31, 2009

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	27,137	1,618	79,711

REALIZED AND UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS	—	418	18,296

INCOME (LOSS) BEFORE TAXES	(27,137)	(1,200)	(61,415)

PROVISION FOR INCOME TAXES	—	—	1,600

TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD	—	—	(1,600)

NET INCOME (LOSS)	$(27,137)	$(1,200)	$(61,415)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted	$(.02)	$—	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,421,200	1,564,716	2,178,186

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIENCY) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2007 TO MARCH 31, 2009

				RETAINED EARNINGS (DEFICIT)

	COMMON STOCK		ADDITIONAL	PRIOR TO	DURING
	$.001 PAR VALUE		PAID IN	DEVELOPMENT	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	STAGE	TOTAL

BALANCE – January 1, 2007	3,000,000	$3,000	$86,500	$(43,646)	$—	$45,854

ISSUANCE OF COMMON STOCK	17,200	17	4,283			4,300

NET INCOME FOR THE PERIOD					9,346	9,346

BALANCE – December 31, 2007	3,017,200	3,017	90,783	(43,646)	9,346	59,500

ISSUANCE OF COMMON STOCK	106,000	106	52,894	—	—	53,000

COMMON STOCK REPURCHASED	(1,702,000)	(1,702)	(498)	—	—	(2,200)

DIVIDENDS DECLARED	—	—	(53,540)	—	—	(53,540)

NET LOSS FOR THE PERIOD					(43,624)	(43,624)

BALANCE – December 31, 2008	1,421,200	1,421	89,639	(43,646)	(34,278)	13,136

NET LOSS FOR THE PERIOD					(27,137)	(27,137)

BALANCE – March 31, 2009	1,421,200	$1,421	$89,639	$(43,646)	$(61,415)	$(14,001)

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development Stage

	For the Quarter Ended		January 1, 2007

	March 31, 2009	March 31, 2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(27,137)	$(1,200)	$(61,415)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used) by Operating Activities:
Depreciation	85	29	368
Realized and Unrealized Loss (Gain) on
Investment in Marketable Securities	—	(418)	(18,296)
Changes in Operating Assets and Liabilities:
Accounts Payable	8,810	—	17,007

NET CASH (USED) BY OPERATING ACTIVITIES	(18,242)	(1,589)	(62,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuance	—	—	57,300
Dividends Paid	—	—	(540)
Stock Repurchases	—	(2,000)	(2,200)
Proceeds from Sales of Marketable Securities	—	42,918	63,396

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	40,918	117,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to Shareholders	—	(45,000)	(53,000)
Property and Equipment Purchases	—	(1,696)	(1,696)

NET CASH (USED) BY INVESTING ACTIVITIES	—	(46,696)	(54,696)

NET (DECREASE) IN CASH	(18,242)	(7,367)	924

CASH – Beginning of Period	19,920	12,000	754

CASH – End of Period	$1,678	$4,633	$1,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$—	$—	$—

Taxes Paid	$—	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:

The Parkview Group, Inc. (“Parkview”) was incorporated as a privately held corporation in the State of Delaware on April 7, 1999. The Company conducts its management consulting business from its office located in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote substantial efforts to raising capital through the sale of common stock to provide funding for activities, including those connected with its newly adopted line of business (marketing of assets for financially distressed companies) and, accordingly, “Parkview” is now classified as a development stage company.

Basis of Presentation:

The accompanying financial statements include the accounts of the Company and its recently created wholly owned subsidiary, Distressed Assets Disposition Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern:

The Company has suffered recurring losses from operations and has had no operating revenues in the two years and three months ended March 31, 2009, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking acceptable consulting engagements, implementing its newly adopted business plan of marketing assets for financially distressed companies and raising capital through borrowings and private equity investments. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES – (continued) -

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

Marketable Securities:

The Company’s previous investments in marketable equity securities were included in current assets, classified as trading securities and reported at fair value based on quoted market prices. Unrealized gains and losses are recorded net in the statements of operations and reflect changes in the fair value of the investment during the period. Realized gains and losses resulting from the sale of the underlying securities are netted with unrealized gains and losses in the accompanying statements of operations.

Property and Equipment:
Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for on the straight line method based on estimated useful lives of the respective assets.

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at March 31, 2009 and December 31, 2008, approximate fair value.

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

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES – (continued) -

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

NOTE B -	INCOME TAXES –

As of March 31, 2009, the Company has a net operating loss carryforward of approximately $91,000, which may be carried forward through the year 2029, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through the year 2013.

At March 31, 2009, deferred tax assets of approximately $23,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE C -	SHAREHOLDERS’ EQUITY –

Initial Private Placement:
In August 2007, the Company completed a private placement of 17,200 restricted shares of common stock at $.25 per share to individual investors.

Second Private Placement:

In June 2008, the Company commenced a second private placement of 250,000 restricted shares of common stock at $.50 per share. Through December 31, 2008, a total of 106,000 shares of common stock have been purchased by individual investors.

Stock Repurchase:
During 2008, the Company purchased and cancelled 1,702,000 shares of common stock for $2,200 from officers and related family members.

Dividend Payment:

In May 2008, the Board of Directors declared a dividend of $.0355 per share to shareholders of record on May 15, 2008. In lieu of cash, the Company cancelled a $53,000 loan receivable from a principal shareholder.

The Company does not anticipate paying dividends in the future.

NOTE D -	RELATED PARTY TRANSACTIONS –

Consulting and Other Fees:
Payments to shareholders for consulting and office administration expenses amounted to $800 and $1,222 in 2009 and 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          The following discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

          The following is qualified by reference to, and should be read in conjunction with our unaudited financial statements (“Financial Statements”), and the Notes thereto, included elsewhere in this Form 10-Q, as well as the discussion here under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

          Parkview has been unable to generate any revenues from operations since December 2006. Due to that failure, the Company has been in the development stage since January 1, 2007. Its single three (3) year sales and marketing assistance contractual relationship, currently nearing expiration of the second contract year, has yet to produce any revenue to the Company. Current operations efforts have not yet generated revenues and further planned operations involving distressed asset activities have not started. In its continuing development stage, the Company has focused most of its time and efforts in planning, raising capital, developing marketing strategies, and exploring potential commercial opportunities.

          Parkview currently has only one (1) services agreement in effect with an unrelated party, Office Furniture Warehouse, Inc., and has no employees other than its president, Richard B. Frost, its executive vice-president, Mark J. Hanna, its vice president, Rebecca A. Lozano and its secretary and treasurer, Bert L. Gusrae, each of whom is currently unsalaried. We do not anticipate an ability to hire additional employees during 2009, or until such earlier time that our business activity may require and permit.

          The Company is currently seeking to secure revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers and plans to place advertising in trade publications and directories, to be identified and determined by management. Consideration is being given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments. During the next nine (9) months Parkview also intends to continue to strive to serve its current client coincident with its efforts to secure other, hopefully significant, revenue producing customer relationships,

Results of Operations

          The Company had no revenue, and expenses of approximately $ 27,137, in the three (3) month period ended March 31st 2009 as compared to no revenue and expenses of approximately $1,618, in the comparable three (3) month period of 2008. The increase in expenses for the First Quarter of 2009, in comparison with the First Quarter of 2008, was attributable to further legal, auditor’s and filing costs incurred, in connection with the Company’s need to amend its Registration Statement on Form 10 during this reporting period in response to Securities and Exchange Commission legal and accounting Staff comments, and in connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31st 2008.

          Other than the current efforts of its officers to secure revenue producing customer relationships and engagements for its consulting services, the Company is not presently aware of any other trends, events, or uncertainties that may cause its continuing lack of revenues or income to improve. If successful, however, those management efforts will re-start the Company’s receipt of revenues from operations and begin a new, positive trend, ending the substantial hiatus since our receipt of revenues from consulting operations. There is no present assurance though, that those efforts will be successful or that the Company’s lack of revenues will not continue and if continued, will likely erode the Company’s current, poor financial condition. To date, there has been no material progress made in expanding the Company’s business model.

Liquidity and Capital Resources

          During the three (3) month period ended March 31st 2009, the Company financed its operations through the use of proceeds from previous private placement sales of its restricted Common Stock, in the absence of revenue producing customer relationships. As of March 31st 2009, the Company had only minimal cash in the amount of $1,678 and no capital reserves. We are exploring opportunities to raise additional cash to finance the Company’s operations in the face of our illiquid current condition. We may consider expansion through joint ventures, partnerships or strategic alliances but no such business arrangement or relationship is currently under consideration. If Parkview is not successful in raising sufficient cash, it may be forced to borrow funds to address our illiquidity. No assurance can be given that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to Parkview.

          During the period covered by this report, The Parkview Group, Inc. conducted no revenue producing business operations and accordingly, generated no revenues. We are currently devoting our efforts to general business planning, raising capital, and identifying, locating and developing consulting business opportunities.

          Our continuing lack of revenue producing operations raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing revenue producing customer relationships and possibly raising new capital through additional private placement of our restricted Common Stock, diluting, in the process of any such placement, the ownership interests of our existing shareholders. There is no present assurance that we will be able to continue as a going concern.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          As of the date this report is filed, an evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company was subject to the reporting requirements of the Exchange Act. In connection with our registration statement on Form 10, initially filed on November 12, 2008 as amended during the four (4) month period ended April 30th 2009 and our Annual Report on Form 10-K for the year ended December 31st 2008, accounting work was completed, financial statements were prepared, and audits were obtained. The evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, as of the end of the period covered by this report, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report.

          Changes in Internal Control over Financial Reporting

          There have been no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1.A	RISK FACTORS

See the risk factors set forth in our Annual Report on form 10-K for the year ended December 31st 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act..

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

May 19, 2009	By:	/s/ Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

May 19, 2009	By:	/s/ Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)