Form 10-K/A
period 2008-12-31
PARKVIEW GROUP INC
filed 2009-05-22
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File 000-53491

THE PARKVIEW GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0918608

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21301 Powerline Road, Suite 103, Boca Raton, Florida	33433

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 789-4162

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	Exchange on which registered

None	None

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31st 2008 of The Parkview Group, Inc. (the “Company”) which was filed with the Securities and Exchange commission on April 10, 2009 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 9A., Controls and Procedures. Except for the amendments to Item 9A, this Form 10-K/A does not modify or update any other disclosures in, or exhibits to, the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported: and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

          At end of the period covered by this annual report, an evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company was not subject to the reporting requirements of the Exchange Act. In connection with our registration statement on Form 10, initially filed on November 12, 2008 and amended on January 14, 2009 however, accounting work was completed, financial statements were prepared, and audits were obtained. The evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, as of the end of the period covered by this report, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report.

Management’s Annual Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, including those policies and procedures that:

-	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance of the prevention or detection of misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

          Once we achieve a sufficient flow of revenues from operations, the Company expects to adopt an independent audit committee, which should enable the Company’s principal executive officers and financial officers to continue to maintain our Company current pursuant to the Exchange Act and provide our Company with enhanced design and operation of disclosure controls and procedure.

Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting that have occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

May 21, 2009	By:	/s/ Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

May 21, 2009	By:	/s/ Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2009	/s/ Richard B. Frost

Richard B. Frost, Director

May 21, 2009	/s/ Mark J. Hanna

Mark J. Hanna, Director

May 21, 2009	/s/ Bert L. Gusrae

Bert L. Gusrae, Director