Form 10-Q
period 2009-06-30
PARKVIEW GROUP INC
filed 2009-08-10
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 was 1,531,200.

At present, there is no trading market in our Common Stock. Accordingly, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant cannot be calculated at this time. On July 31st 2009 there were 356,200 shares of our Common Stock, par value $.001, held by non-affiliates.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) JUNE 30, 2009	(AUDITED) DECEMBER 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$1,575	$19,920

PROPERTY AND EQUIPMENT – Net of Allowance for Depreciation of $453 in 2009 and $283 in 2008	1,243	1,413

TOTAL ASSETS	$2,818	$21,333

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$21,010	$8,197
Shareholders’ Loans	4,000	—

TOTAL CURRENT LIABILITIES	25,010	8,197

SHAREHOLDERS’ (DEFICIENCY) EQUITY:
Common Stock - $.001 Par Value; 20,000,000 Shares Authorized; 1,431,200 Shares Issued and Outstanding in 2009; 1,421,200 Shares Issued and Outstanding in 2008	1,431	1,421
Additional Paid-In Capital	94,629	89,639
(Deficit) Accumulated Prior to Development Stage	(43,646)	(43,646)
(Deficit) Accumulated During the Development Stage	(74,606)	(34,278)

TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(22,192)	13,136

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$2,818	$21,333

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage

	For the Quarter Ended		January 1, 2007 to June 30, 2009

	June 30, 2009	June 30, 2008

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(13,190)	(811)	(92,902)

REALIZED AND UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS	—	(540)	18,296

(LOSS) BEFORE TAXES	(13,190)	(1,351)	(74,606)

PROVISION FOR INCOME TAXES	—	—	1,600

TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD	—	—	(1,600)

NET (LOSS)	$(13,190)	$(1,351)	$(74,606)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.00)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	1,423,211	2,551,322	2,131,110

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Development Stage

	For the Six Months Ended		January 1, 2007 to June 30, 2009

	June 30,	June 30,
	2009	2008

REVENUES	$—	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(40,328)	(2,428)	(92,902)

REALIZED AND UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS	—	(121)	18,296

(LOSS) BEFORE TAXES	(40,328)	(2,549)	(74,606)

PROVISION FOR INCOME TAXES	—	—	1,600

TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD	—	—	(1,600)

NET (LOSS)	$(40,328)	$(2,549)	$(74,606)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.03)	$(.00)	$(.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING –BASIC AND DILUTED	1,423,211	2,551,322	2,131,110

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Development Stage

	For the Six Months Ended		January 1, 2007 to June 30, 2009

	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(40,328)	$(2,549)	$(74,606)
Adjustments to Reconcile Net (Loss) to Net
Cash (Used) by Operating Activities:
Depreciation	170	113	452
Realized and Unrealized Loss (Gain) on Investment in Marketable Securities	—	121	(18,297)
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	12,813	—	21,011

NET CASH (USED BY OPERATING) ACTIVITIES	(27,345)	(2,315)	(71,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuance	5,000	17,000	62,300
Dividends Paid	—	(53,540)	(53,540)
Stock Repurchases	—	(2,000)	(2,200)
Proceeds from Sales of Marketable Securities	—	47,379	63,397
Shareholders’ Loans	4,000	—	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	8,839	73,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment Purchases	—	(1,696)	(1,696)

NET CASH (USED) BY INVESTING ACTIVITIES	—	(1,696)	(1,696)

NET INCREASE (DECREASE) IN CASH	(18,345)	4,828	821

CASH – Beginning of Period	19,920	12,000	754

CASH – End of Period	$1,575	$16,828	$1,575

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$—	$—	$—

Taxes Paid	$—	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:
The Parkview Group, Inc. (“Parkview”) was incorporated in the State of Delaware on April 7, 1999. The Company conducts its management consulting business from its office in Boca Raton, Florida.

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

Basis of Presentation:

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Distressed Assets Disposition Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern:

The Company has suffered recurring losses from operations and has no operating revenues in the two years and six months ended June 30, 2009, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking additional consulting engagements, implementing its newly adopted business plan of marketing assets for financially distressed companies and raising capital through borrowings and private equity investments. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at June 30, 2009 and December 31, 2008, approximate fair value.

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

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B -	SHAREHOLDERS’ LOANS –

On May 12, 2009, certain shareholders, who are also corporate officers, made working capital advances to the Company bearing interest at 6%. The loans were repaid in July, 2009.

NOTE C -	INCOME TAXES –

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $96,000, which may be carried forward through the year 2029, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through the year 2013.

At June 30, 2009, deferred tax assets of approximately $14,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE D -	SUBSEQUENT EVENT -

In July 2009, the Company sold 100,000 shares of common stock for a total amount of $50,000.

NOTE E -	RELATED PARTY TRANSACTIONS –

Consulting and Other Fees:
Payments to shareholders for consulting and office administration expenses amounted to $800 and $1,206 in 2009 and 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

          Parkview was unable to generate any revenues from operations since December 2006. Due to that failure, the Company has been in the development stage since January 1, 2007. Its single three (3) year sales and marketing assistance contractual relationship in effect in this reporting period has yet to produce any revenue to the Company. Current operations efforts have not yet generated revenues and further planned operations involving distressed asset activities have not yet started. In its continuing development stage, the Company has focused most of its time and efforts in planning, raising capital, developing marketing strategies, and exploring potential commercial opportunities.

          In late July, 2009 however, we secured four (4) new client accounts for the provision of our management consulting services to businesses engaged in commercial loans marketing, manufacturing of storm shutters and shades, trading in precious metals and providing medical solutions. In each case, we entered into 12 month consulting agreements which provide for monthly, non-refundable retainers and hourly billing for services as rendered, beginning on August 1st 2009. Under each agreement, we have undertaken the provision of consulting with regard to matters including, but not limited to, the client’s marketing plans, negotiation of contracts, corporate financing and retention of legal, accounting and other professional services.

          Prior to late July, 2009, Parkview had only one (1) consulting services agreement in effect with an unrelated party, which has not yet generated any revenue. At this point, the company has no employees other than its president, Richard B. Frost, its vice president, Rebecca A. Lozano and its secretary and treasurer, Bert L. Gusrae, each of whom is currently unsalaried. The Company’s former executive vice president and director, Mark J. Hanna, resigned from his positions with the Company on July 15, 2009. We do not anticipate an ability to hire additional employees during 2009, or until such earlier time that our business activity may require and permit.

          The Company is continuing to seek and secure further revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers and plans to place advertising in trade publications and directories, to be identified and determined by management. Consideration is being given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments. During future months Parkview also intends to continue to strive to serve its current clients coincident with its efforts to secure other, hopefully significant, revenue producing customer relationships.

Results of Operations

          The Company had no revenue, and expenses of approximately $13,190, in the three (3) month period ended June30th 2009, as compared to no revenue and expenses of approximately $811, in the comparable three (3) month period of 2008. The increase in expenses for the Second Quarter of 2009, in comparison with the Second Quarter of 2008, was attributable to legal, accounting, and filing costs incurred, in connection with the Company’s preparation of its Quarterly Report on Form 10-Q for the period ended June30th 2009.

          The Company had no revenue, and expenses of approximately $40,328, in the six (6) month period ended June 30th 2009 as compared to no revenue and expenses of approximately $2,428 in the comparable six (6) month period of 2008. The increase in expenses for the initial six (6) month period of 2009, in comparison to the six (6) month period ended June 30th 2008 was attributable to legal, accounting, and filing costs incurred, in connection with preparation and filing of Company’s Quarterly Reports on Form 10-Q for the periods ended March 31st and June 30th 2009.

          With commencement of our four new client services agreements on August 1st, 2009, the Company anticipates commencement of receipt of revenues from operations for the first time since December, 2006.

          Other than the current efforts of its officers to secure revenue producing customer relationships and engagements for its consulting services, and commencement of the four new consulting engagements secured in late July, 2009, the Company is not presently aware of any other trends, events, or uncertainties that may cause its long term lack of revenues or income to improve. If successful, however, those management efforts will augment the Company’s receipt of revenues from operations and will have begun a new, positive trend, ending the substantial hiatus since our receipt of revenues from consulting operations. There is no present assurance though, that those efforts will be successful or that the Company’s poor revenues situation will not continue and if continued, will likely erode the Company’s current, poor financial condition. To date, other than the acquisition of the four new client accounts, there has been no material progress made in expanding the Company’s business model.

Liquidity and Capital Resources

          During the six (6) month period ended June 30th2009, the Company financed its operations through the use of proceeds from previous private placement sales of its restricted Common Stock, in the absence of revenue producing customer relationships. As of June 30th 2009, the Company had only minimal cash in the amount of $1,575 and no capital reserves. We may consider expansion through joint ventures, partnerships or strategic alliances but no such business arrangement or relationship is currently under consideration. We may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to Parkview.

          During the period covered by this report, The Parkview Group, Inc. conducted no revenue producing business operations and accordingly, generated no revenues. We continue to devote our efforts to general business planning and identifying, locating and developing consulting business opportunities.

          Our on-going lack of revenue producing operations in this reporting period raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing additional revenue producing customer relationships and engagements. There is no present assurance that we will be able to continue as a going concern.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          As of the date this report is filed, an evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In connection with our registration statement on Form 10, initially filed on November 12, 2008, as amended during the four (4) month period ended April 30th 2009, our Annual Report on Form 10-K for the year ended December 31st 2008 and our Quarterly Report on Form 10-Q for the period ended March 31st 2009, accounting work was completed, financial statements were prepared, and audits and reviews were obtained. The current evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report.

          No Changes in Internal Control over Financial Reporting

          There have been no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          None

ITEM 1.A.	RISK FACTORS

           See the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On July 21, 2009, the Registrant completed the sale of 107,000 shares of authorized, previously unissued Common Stock for aggregate cash proceeds of $53,500 or $0.50 per share. The securities were purchased by four (4) individual shareholders. There were no underwriting discounts or commissions paid in the transactions. The proceeds received from the sales are being and will be used as operating capital by the Company to cover its on-going costs and expenses.

Exemption from the registration provisions of the Securities Act of 1933 for the four purchase transactions described was claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that none of the transactions involved any public offering and the purchasers were accredited investors having access to the kind of information registration would provide. Appropriate investment representations were obtained, and the securities were issued bearing restricted securities legends and subject to stop-transfer instructions to the Company’s Transfer Agent.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5.	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Consulting Agreement with 3GFI, LLC. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29,2009 and incorporated herein by reference.

10.2	Consulting Agreement with Wrol-Up Shutters & Shades, Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29,2009 and incorporated herein by reference.

10.3	Consulting Agreement with Gold Vault Metals, Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29,2009 and incorporated herein by reference.

10.4	Consulting Agreement with Atlantic Medical Solutions, LLC. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29,2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

August 10. 2009	By:	/s/ Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

August 10, 2009	By:	/s/ Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)