Form 10-Q
period 2009-09-30
PARKVIEW GROUP INC
filed 2009-11-12
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2009 was 1,531,200.

At present, there is no trading market in our Common Stock. Accordingly, the aggregate market value of the voting Common Stock held by non-affiliates of the registrant cannot be calculated at this time. On October 31st 2009 there were 356,200 shares of our Common Stock, par value $.001, held by non-affiliates.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) SEPTEMBER 30, 2009	(AUDITED) DECEMBER 31, 2008

ASSETS
CURRENT ASSETS:
Cash	$13,657	$19,920

PROPERTY AND EQUIPMENT – Net of Allowance for Depreciation of $254 in 2009 and $283 in 2008	1,158	1,413

TOTAL ASSETS	$14,815	$21,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$720	$8,197

TOTAL CURRENT LIABILITIES	720	8,197

SHAREHOLDERS’ EQUITY:
Common Stock - $.001 Par Value; 20,000,000 Shares Authorized; 1,531,200 Shares Issued and Outstanding in 2009; 1,421,200 Shares Issued and Outstanding in 2008	1,531	1,421
Additional Paid-In Capital	144,529	89,639
Accumulated (Deficit)	(131,965)	(77,924)

TOTAL SHAREHOLDERS’ EQUITY	14,095	13,136

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,815	$21,333

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	September 30, 2009	September 30, 2008

REVENUES	$4,000	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(17,713)	(14,742)

NET (LOSS)	$(13,713)	$(14,742)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,515,439	1,536,450

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended

	September 30, 2009	September 30, 2008

REVENUES	$4,000	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(58,041)	(17,170)

REALIZED AND UNREALIZED GAINS AND (LOSSES) ON INVESTMENTS	—	(121)

NET (LOSS)	$(54,041)	$(17,291)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.04)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,454,478	1,554,276

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(54,041)	$(17,291)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	255	198
Realized and Unrealized Loss on Investment in Marketable Securities	—	121
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	(7,477)	—

NET CASH (USED) BY OPERATING ACTIVITIES	(61,263)	(16,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders’ Loans	4,000	—
Repayments of Shareholders’ Loans	(4,000)	—
Proceeds from Stock Issuance	55,000	49,500
Dividends Paid	—	(53,540)
Stock Repurchases	—	(2,000)
Proceeds from Sales of Marketable Securities	—	47,379

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,000	41,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and Equipment Purchases	—	(1,696)

NET CASH (USED) BY INVESTING ACTIVITIES	—	(1,696)

NET INCREASE (DECREASE) IN CASH	(6,263)	22,671

CASH – Beginning of Period	19,920	12,000

CASH – End of Period	$13,657	$34,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$—	$—

Taxes Paid	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:

The Parkview Group, Inc. (“Parkview”) was incorporated in the State of Delaware on April 7, 1999. The Company conducts its operations from its office in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote substantial efforts to raising capital through the sale of common stock to provide funding for activities, including those connected with its newly adopted line of business (marketing of assets for financially distressed companies). “Parkview” was classified as a development stage company through July 21, 2009.

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

Going Concern:

The Company has suffered recurring losses from operations and has minimal operating revenues in the two years and nine months ended September 30, 2009, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking additional consulting engagements, implementing its newly adopted business plan of marketing assets for financially distressed companies and raising capital through borrowings and private equity investments. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

Fair Values of Financial Instruments:

The carrying amounts of the Company’s financial instruments at September 30, 2009 and December 31, 2008, approximate fair value.

Revenue and Expenses:

The Company earns revenues on consulting services contracts. The revenue is recognized when the consulting services are performed.

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

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $110,000, which may be carried forward through the year 2029, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through the year 2013.

At September 30, 2009, deferred tax assets of approximately $16,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE D -	SALE OF COMMON STOCK -

Through September 30, 2009, the Company sold 110,000 shares of common stock for a total amount of $55,000.

NOTE E -	RELATED PARTY TRANSACTIONS –

Consulting and Other Fees:
Payments to shareholders for consulting and office administration expenses amounted to $1,620 and $1,295 in 2009 and 2008, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

          During the quarter ended September 30, 2009, Parkview secured four (4) new client accounts for management consulting services. These client accounts are engaged in marketing commercial loans, manufacturing of storm shutters and shades, trading in precious metals, and providing medical solutions. In each case, we entered into twelve (12) month consulting agreements which provide for monthly, non-refundable retainers and hourly billing for services as rendered. Under each of the agreements, we have undertaken the provision of consulting with regard to matters including, but not limited to, the client’s marketing plans, negotiation of contracts, corporate financing, and retention of legal, accounting and other professional services.The company’s only employees are its president, Richard B. Frost, its vice president, Rebecca A. Lozano, and its secretary and treasurer, Bert L. Gusrae, each of whom is currently unsalaried. The Company’s former executive vice president and director, Mark J. Hanna, resigned from his positions with the Company on July 15, 2009. We do not anticipate hiring additional employees during 2009.

          The Company is continuing to seek to secure further revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers. Consideration is being given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments. During future months Parkview also intends to continue to strive to serve its current clients coincident with its efforts to secure other, hopefully significant, revenue producing customer relationships.

          In addition, Parkview continues to seek potential opportunities to expand its business into the area of the disposition of distressed assets. We incorporated our wholly owned subsidiary, Distressed Assets Disposition Services, Inc., during the fourth quarter of 2008 for the express purpose of transacting business in this area of commerce. To date however, we have been unsuccessful in identifying any corresponding business opportunities.

Results of Operations

          The Company had revenues of $4,000, and expenses of $17,713, in the three (3) month period ended September30th 2009, as compared to no revenue and expenses of $14,742, in the comparable three (3) month period of 2008. The increase in expenses for the Third Quarter of 2009, in comparison with the Third Quarter of 2008, was primarily attributable to legal, accounting, filing, and stock transfer expenses incurred during the quarter ended September 30th 2009.

          The Company had revenues of $4,000 and expenses of $58,041 in the nine (9) month period ended September 30th 2009 as compared to no revenue and expenses of $17,170 in the comparable nine (9) month period of 2008. The increase in expenses for the nine (9) month period of 2009, in comparison to the nine (9) month period of 2008 was attributable to legal, accounting, filing, and stock transfer expenses incurred.

          Other than the current efforts of our officers to secure additional revenue producing customer relationships and engagements for its consulting services, and the commencement of the four (4) new consulting engagements secured during the third quarter of 2009, the Company is not presently aware of any other trends, events, or uncertainties that may cause its revenues to improve. If successful, however, management’s efforts will augment the Company’s receipt of revenues from operations. There can be no assurance, however, that our efforts will succeed.

Liquidity and Capital Resources

          During the nine (9) month period ended September 30th2009, the Company financed its operations through the use of proceeds from private placement sales of its restricted Common Stock and from revenue produced from its consulting contracts. As of September 30th 2009, the Company had cash in the amount of $13,657, and no additional capital reserves. We may consider expansion through joint ventures, partnerships, or strategic alliances, but no such business arrangement or relationship is currently under consideration. We may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to Parkview.

          Our receipt of only modest revenues from operations in this reporting period raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing additional revenue producing customer relationships and engagements. There is no present assurance that we will be able to continue as a going concern.

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 4T	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          An evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The current evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report at a reasonable assurance level.

          No Changes in Internal Control over Financial Reporting

          There have been no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

          None

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On July 21, 2009, the Registrant completed the sale of 110,000 shares of authorized, previously unissued Common Stock for aggregate cash proceeds of $55,000 or $0.50 per share. The securities were purchased by four (4) individual shareholders. There were no underwriting discounts or commissions paid in the transactions. The proceeds received from the sales are being and will be used as operating capital by the Company to cover its on-going costs and expenses.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM 5	OTHER INFORMATION

          None

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Consulting Agreement with 3GFI, LLC. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29, 2009 and incorporated herein by reference.

10.2	Consulting Agreement with Wrol-Up Shutters & Shades, Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29, 2009 and incorporated herein by reference.

10.3	Consulting Agreement with Gold Vault Metals, Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29, 2009 and incorporated herein by reference.

10.4	Consulting Agreement with Atlantic Medical Solutions, LLC. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 29, 2009 and incorporated herein by reference.

10.5	Resignation of Mark J. Hanna. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 23, 2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

November 10, 2009	By:	/s/ Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

November 10, 2009	By:	/s/ Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)