Form 10-K
period 2009-12-31
PARKVIEW GROUP INC
filed 2010-02-23
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File 000-53491

THE PARKVIEW GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0918608

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

21301 Powerline Road, Suite 103, Boca Raton, Florida	33433

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 789-4162

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

None	None

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

Yes   ☐     No   ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on January 31, 2010 was $ 612,262. On January 31, 2010 there were 606,200 shares of our Common Stock, par value $.001, held by non-affiliates.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2010 was 1,531,200.

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

          During the 2009 fiscal year, Parkview secured four (4) new client accounts for management consulting services. These client accounts are engaged in marketing commercial loans, manufacturing of storm shutters and shades, trading in precious metals, and providing medical solutions. In each case, we entered into consulting agreements which provide for monthly, non-refundable retainers and hourly billing for services as rendered. Under each of the agreements, we had undertaken the provision of consulting with regard to matters including, but not limited to, the client’s marketing plans, negotiation of contracts, corporate financing, and retention of legal, accounting and other professional services. Pursuant to the terms of the agreements, they were terminated during the quarter ended December 31, 2009.

          The Company continues to seek revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers. Consideration continues to be given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments.

          In addition, Parkview formed a wholly-owned subsidiary, Distressed Assets Disposition Services, Inc. (“DADS”), a Florida corporation, as the vehicle through which Parkview intends to seek to opportunistically exploit what it views as a rapidly growing distressed assets market. DADS will assist businesses with the disposition of some or all of their tangible assets that may be considered distressed due to contracting markets, inefficient pricing mechanisms, and illiquidity often directly linked to obsolescence, workforce reduction, discontinued operations, or relocation. Parkview anticipates and is planning to assist other businesses by arranging sales of distressed assets to potential buyers known to Parkview’s personnel, soliciting bids for their distressed assets from other companies with operations in the same industry as its distressed assets client, placing advertisements in industry specific publications, participating in auctions through auction intermediaries such as eBay and, perhaps, developing its own proprietary internet-based auction site. In particular, Parkview proposes and expects to assist its clients with the disposition of distressed assets comprised of excess inventory, new and pre-owned business furniture, fixtures and equipment and health care related products.

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

          Parkview continues to explore its prospects for expansion of its business model of providing management, sales, marketing, and distribution consulting services. With formation of its wholly-owned subsidiary, Parkview also continues to intend to explore opportunities presented by what it views as an increasing distressed assets business marketplace. To date, no additional material progress has been made by the Company in expanding its business model.

          Parkview might also consider other means of expanding its businesses in the future, such as through joint ventures or strategic business alliances. The Company anticipates that it may eventually have one or more opportunities to enter into joint ventures or strategic alliances with an entity or entities engaged in, or proposing to engage in, businesses that will be seen by the Company as, compatible or complementary to its operations or to its expected operations at such time. Of particular interest to the Company would be collaborating with entities that are engaged in the health care industry, an industry in which Parkview’s Chief Executive Officer, Richard B. Frost, has a wealth of experience. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. That sort of transaction, if any, might entail the issuance of additional shares of Parkview’s Common Stock or other securities. Should the Company engage in joint ventures or strategic business alliances in the future that do require dilutive issuance of additional shares of its Common Stock or the issuance of other securities, they will be made in compliance with applicable Federal and state securities law and governing provisions of Delaware corporate law. Depending upon the structure of a given joint venture or strategic alliance, submission of information to shareholders regarding the proposed specific venture or alliance, or shareholder approval of it, may not be required. The Company currently has no specific plans for expansion through joint venture arrangements or entry into strategic business alliances and is accordingly unable now to estimate whether any suitable opportunities for expansion of its business in that manner might actually arise.

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

                    We experience substantial competition in attempting to secure clients for our services. Our competitors include large international firms such as Booz Allen Hamilton and McKinsey & Company, as well as numerous regional and local advisory firms. Our current competitive position continues to be poor and is hampered by the fact that almost all of our competitors, and potential competitors, possess significantly greater resources than Parkview and have longer operating histories. In addition, the economy is currently in the midst of a severe recession that has generally caused businesses to cut their operating budgets and restrict new expenditures, negatively affecting the universe of prospective clients for Parkview’s services, and increasing competitive pressure.

                    The Company currently employs direct solicitation of prospects through management’s networking efforts to attempt to secure clients. To date, management has solicited companies on behalf of Parkview in various industries, including healthcare products, medical monitoring, apparel manufacturing, metal fabrication, and education. We have not yet been retained by any such prospective clients, nor can we offer any assurance that we will ever be retained.

                    In the future, should our resources permit, we anticipate placing advertisements for our services in various trade publications and directories that have yet to be determined, and perhaps through development of a Parkview website.

                    Until we raise additional capital and secure new revenue producing client relationships, we do not expect to meet our capital requirements for the next twelve months. We cannot assure you that even if we do raise additional capital and secure a number of engagements for our consulting services, that we will meet our capital requirements.

          Our Company must generate revenue from operations to enable us to pay our obligations as they come due, and we must ultimately implement our business plan and strive effectively to achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected. Consequently, we may need to raise additional capital to meet our capital requirements for the following twelve months.

Employees

          Our present officers and directors are our only employees. They devote minimal time to our business. We have no full-time employees. We expect to continue to use consultants, attorneys and accountants as necessary. The Company’s only employees are its president, Richard B. Frost, its vice president, Rebecca A. Lozano, and its secretary and treasurer, Bert L. Gusrae, each of whom is currently unsalaried. The Company’s former executive vice president and director, Mark J. Hanna, resigned from his positions with the Company on July 15, 2009. We do not anticipate hiring additional employees during 2010.

Facilities

          Our executive and business office is located at 21301 Powerline Road, Suite 103, Boca Raton, Florida 33433. We believe this office space is adequate to serve our present needs.

Government Regulations

          During the period covered by this report, our business has not been subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1 A.	Risk Factors

          The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider at least the following risk factors before making a decision to purchase any such shares:

Risks Relating to Parkview’s Business

We Have a Limited Operating History and a History of Losses.

          We have had limited revenue producing operations and may not be able to overcome difficulties that may be encountered related to the implementation of our business plan. Our Company has a limited operating history, a more limited history of revenue from operations, and a history of losses. In addition, we continue to face all of the risks inherent with a start-up business, including the possibility that we will not be able to locate, identify and secure a sufficient number of revenue producing customer relationships to assure future viable operations. We cannot assure you, if we do locate, identify and secure revenue producing client relationships, that our businesses will ever be profitable. We may also face unforeseen problems, difficulties, expenses or delays in implementing our business plans.

There Are Questions About Our Ability to Continue as a Going Concern.

          Our losing operations raise questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing revenue producing customer relationships and raising new capital through additional private placement of our securities. We currently need to raise funds beyond funds needed for normal operations, and we will likely choose to sell additional restricted Common Stock, diluting, in the process, the ownership interests of our existing shareholders.

Parkview’s Has Had Only Limited Revenue Producing Customer Relationships.

The Company generated limited revenues from operations during the fiscal year ended December 31, 2009. If the Company, despite its best efforts, is unable to identify and secure significant revenue producing customer relationships prior to the continuing possible exhaustion of its liquid assets, its results of commercial operations will continue to be negative and investors in the Company’s Common Stock may ultimately suffer loss of their entire investment.

The Company Has Been in the Development Stage Since January 2007.

Parkview is now and has been in the development stage since January 1, 2007. Operations did not generate revenue during the two fiscal years ended December 31, 2008 and generated limited revenues during the fiscal year ended December 31, 2009. From April 1999 through December 2006, Parkview provided management consulting services to various businesses operating in diverse industries. While its operations during that earlier period were revenue producing, they were not always profitable. If the Company, despite its current best efforts, is unable to identify and secure significant revenue producing customer relationships prior to the possible exhaustion of its liquid assets, its results of commercial operations will continue to be negative and investors in the Company’s Common Stock may ultimately suffer loss of their entire investment.

Net Losses and Lack of Significant Operating History.

From April 1999 through December 2006, Parkview provided management consulting services to various businesses operating in diverse industries. While its operations during that earlier period were revenue producing, they were not always profitable. From January 2007 through December 2009, the Company generated limited revenues from consulting services operations and has operated at a net loss through the date of this annual report on Form 10-K. We funded operations and met financial obligations as needed after January 2007 from revenues, by liquidation of investment securities contributed by prior management as additional paid-in capital and through private placement offerings of restricted Common Stock. If, despite its best efforts, the Company is unable to identify and secure significant revenue producing customer relationships, prior to the exhaustion of its liquid assets, its results of commercial operations will continue to be negative, and investors in the Common Stock may ultimately suffer loss of their entire investment. To date, no material progress has been made by the Company in expanding its business model.

Parkview’s Future Operating Results May Fluctuate and Cause the Price of its Common Stock to Decline.

Parkview expects that its future consulting services operating results will likely fluctuate due to various factors, many of which are beyond its control. Factors that could cause our operating results to fluctuate include, but are not limited to:

•	Parkview’s ability to generate greater revenues from operations
•	Parkview’s ability to obtain additional financing on satisfactory terms

•	Parkview’s ability to attract and retain additional qualified employees
•	Parkview’s ability to successfully expand into new client engagements
•	Changes in costs and fees that Parkview pays
•	Changes in client preferences or discretionary client spending, and
•	Future government regulation of the management consulting industry
          If Parkview’s services, sales, or operating results fall below the expectations of investors or securities analysts, the price of its Common Stock could significantly decline.

Parkview’s Future Growth is Dependent upon the Development of New Consulting and Distressed Assets Disposition Services Opportunities. There can be No Assurance that such Opportunities Can or Will be Developed.

          The primary element of Parkview’s strategy is to generate revenue and subsequent revenue growth by focusing on new consulting services opportunities and distressed assets disposition opportunities that can deliver benefits to clients. The development of these opportunities and clients requires on-going, significant research, marketing effort and commercial insight. The results of Parkview’s development efforts may be affected by a number of factors, including its ability to innovate, develop, and propose new services and achieve better client results or gain and maintain market approval of its services regimens. In addition, clients obtained by others can preclude or delay our commercialization of a new consulting idea or approach. There can be no assurance that any new efforts now under consideration or that Parkview may seek to develop in the future, will achieve commercial feasibility or gain client market acceptance.

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

Parkview Cannot Guarantee that any Possible Future Strategic Joint Venture, Partnership, or Other Alliance Will be Successful.

          While Parkview’s strategy for revenue growth is driven primarily by new opportunities development, it may also seek to supplement its growth through strategic joint ventures, partnerships, or other alliances. Those relationships can be inherently risky. Their success may be affected by a number of factors, including Parkview’s ability to properly assess and value the specific potential business opportunity, or to successfully integrate it into its existing business There can be no assurance that any future relationships of this nature will be successful or that such relationships, if any, will not materially adversely affect Parkview’s earnings, financial condition, or cash flows. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. The Company has no specific plans to try to expand its businesses through strategic joint ventures, partnerships or other alliances.

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

          We may seek to raise additional financing through further equity offerings, debt financings, or additional corporate collaboration and licensing arrangements. To the extent that the Company raises additional capital by issuing equity securities, its stockholders may experience dilution. To the extent that Parkview raises additional capital by issuing debt securities, it could incur substantial interest obligations, may be required to pledge assets as collateral for the debt, and may be constrained by restrictive financial and/or operational covenants. Debt financing obligations would also be superior to the stockholders’ interests in bankruptcy or liquidation.

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

Parkview has Insufficient Available Labor to Implement its Anticipated Growth.

          Parkview currently has no employees other than its three (3) officers, none of whom is required to commit a significant amount of their time to the Company’s affairs. Its prospects for success depend in large part upon the Company’s ability to attract, motivate, and retain a sufficient number of additional qualified employees necessary to accomplish its anticipated expansion. Qualified individuals of the requisite caliber and skill needed to fill consultant positions are in short supply in most areas. There is, and can be, no assurance that we will be able to identify, locate and secure the needed number and caliber of additional employees, when needed. Moreover, if secured as and when needed, subsequent significant employee turnover rates could have a material adverse effect on Parkview’s business, financial condition, operating results or cash flows. Additionally, competition for requisite qualified employees could require Parkview to pay higher compensation to attract sufficient suitable consultant employees, which could result in higher labor costs, adversely affecting Parkview’s financial condition, operating results or cash flows. If the Company is unable to implement a balanced, positive approach to these obstacles and overcome them, its prospects for success will be severely diminished.

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

Risks Relating to Ownership of Parkview’s Common Stock

We Cannot Assure What the Market Price of Parkview’s Common Stock Will Be.

          There is a limited public trading market for Parkview’s Common Stock. We cannot predict the prices at which Parkview’s Common Stock might trade. It is possible that in some future quarter moreover, Parkview’s operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of Parkview’s Common Stock may decline.

If Parkview Fails to Maintain the Adequacy of its Internal Controls, Its Ability to Provide Accurate Financial Statements and Comply with the Requirements of the Sarbanes-Oxley Act of 2002 Could be Impaired, Which Could Cause its Future Stock Price to Decline Substantially.

          In the event Parkview achieves its anticipated expansion, Parkview will need to continue to improve its financial and managerial controls, reporting systems and procedures, and related documentation. If Parkview’s financial and managerial controls, reporting systems or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of Parkview’s internal controls or its ability to provide accurate financial statements could cause the trading price of Parkview’s Common Stock to decline substantially.

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

There is No Assurance that Parkview’s Common Stock Will Become Liquid.

          There is, and can be, no assurance that an active trading market for Parkview’s Common Stock will develop as a result of its OTCBB quotation. In addition, if Parkview fails to meet the criteria set forth in the SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, those regulations may deter broker-dealers from recommending or selling Parkview’s Common Stock, which may further affect its liquidity and make it more difficult for Parkview to raise additional capital.

We May Need to Obtain Additional Funds to Continue Our Business.

          We may need to obtain additional funds to continue with our business to fund general and administrative expenses and periodic reporting requirements. We cannot assure you that such funds will be available, or will be available on favorable terms. Failure to secure needed funds may directly impact our Company’s ability to maintain its reporting status, and potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure additional revenue, the outcome and ultimate success of those efforts is uncertain.

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

The Cost of Maintaining Our Reporting Obligations is High Compared to our Available Cash.

          Our Company is obligated to maintain its periodic public filings and public reporting requirements on a timely basis to remain a public company and maintain its ability to be traded on the over-the-counter markets. In order to meet these obligations, we will need to realize sufficient revenues from operations or perhaps raise additional capital. If adequate funds are not available to our Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock quoted in the public market.

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

Our Management Controls the Company’s Affairs and Operations and We have No Disinterested Members of our Board of Directors.

          Our management owns approximately forty-one (41%) percent of the issued and outstanding shares of our Common Stock. Further, our board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees until some time after the achievement of significant revenue production from its operations.

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

Rules Related to Low-Priced Equity Securities May Make it Harder for You to Sell our Common Stock.

          Our Company’s securities are subject to the SEC’s rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

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
          The shares of the Company's Common Stock have been approved for quotation on the Over the Counter Electronic Bulletin Board under the symbol "PKVG."  While a minimal and illiquid public trading market presently exists for our Common Stock, we cannot assure you that a more substantial trading market for our Common Stock will ever develop or, if developed, will be sustained.

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

          These disclosure requirements may have the effect of reducing or precluding the trading activity for our Common Stock. If such a reduction or preclusion should occur, stockholders may have extraordinary difficulty selling our securities.

(b)	Holders
          During the period covered by this report, approximately 42 holders of record held our Common Stock.

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

          On June 15, 2008 Parkview commenced another private placement, offering up to 250,000 shares of its restricted Common Stock, solely to accredited investors. This private placement offering was completed on July 7, 2009. Issuances of Common Stock in this private placement were,deemed exempt from registration under the Act in reliance on Regulation D and Rule 506 promulgated thereunder. The Company is able to claim the private placement exemption indicated in that the offering was made solely to accredited investors, without sales commission or similar compensation paid or payable to any person, and in that the offering involved neither general solicitation nor general advertising. Furthermore, the purchasers each advised the Company prior to purchase that they were accredited investors, purchasing the securities offered solely for their own account, that they had been informed that all of the securities purchased are unregistered, restricted securities, subject to stop-transfer instructions and that certificates representing their purchased securities bear legends, stating that the securities are not registered under the Act, and referring to applicable restrictions imposed upon their subsequent transferability and sale.

          Parkview has issued 216,000 shares of Common Stock in this private placement, at $ .50 per share, for total proceeds in the current amount of $108,000, to the following investors:

Name of Investor	Number of Shares	Amount Invested

Arturo Freeman	2,000	$1,000
Howard Kelrick	10,000	$5,000
Alan Stieb and Rochelle Adler-Steib	20,000	$10,000
Mark Robson	1,000	$500
John Kemp	1,000	$500
Andrew and Ellen Astrove	20,000	$10,000
Alan Sackrin	10,000	$5,000
Alfred Schiffrin	10,000	$5,000
Judith and Mark Gaylinn	1,000	$500
Robert Richards	10,000	$5,000
Justin Renert	10,000	$5,000
John Burt	1,000	$500
Michael Goldman and Denise Goldman	1,000	$500
Terry and Sherri Klinghoffer	2,000	$1,000
Roslyn K. Malmaud	1,000	$500
Armen and Beth Guendjoian	1,000	$500
Gregory J. Drew and Denise Morris	2,000	$1,000
Diane S. Kennedy	1,000	$500
Lee V. Twyford	2,000	$1,000
Richard T. Burt	8,000	$4,000
Rachel Frost	1,000	$500
Wendy Tand Gusrae	1,000	$500
Frank Pellegrino	100,000	$50,000

Item 6.	Selected Financial Information
          Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

          Parkview commenced operations in April 1999. Due to its failure to generate any revenues from operations between December 2006 and August of 2008, it has been in the development stage since January 1, 2007. Its sales and marketing assistance contractual relationships have produced limited revenue to the Company, and planned operations involving distressed asset activities have not started. Since January 2007, the Company has entered into four (4) marketing assistance agreements, and engaged in planning, raising capital, developing marketing strategies, and exploring potential additional commercial opportunities.

          Parkview currently has no employees other than its president, Richard B. Frost, its vice president, Rebecca A. Lozano, and its secretary and treasurer, Bert L. Gusrae, each of whom currently is unsalaried. We do not anticipate an ability to hire additional employees during the next twelve (12) months, or until such earlier time that our business activity may require and permit.

          The Company continues to seek to secure revenue producing customer relationships through the use of direct solicitation and networking efforts by its officers and plans to place advertising in trade publications and directories, to be identified and determined by management. Consideration is still being given as well, to the possible creation of a Parkview website describing the Company’s service offerings and soliciting consulting assignments. During the next twelve (12) months Parkview also intends to continue to strive to secure significant, revenue producing customer relationships,

          Parkview might also consider other means of expanding its businesses, such as through joint ventures or strategic business alliances. The Company anticipates that it may eventually have one or more opportunities to enter into joint ventures or strategic alliances with an entity or entities engaged in, or proposing to engage in, businesses that are, or will be seen by the Company as, compatible or complementary to its operations or its expected operations. There are currently no such opportunities or specific possibilities known to, or under consideration by, the Company. While there are no current plans to engage in those activities, that sort of transaction, if any, might entail the issuance of additional shares of Parkview’s Common Stock or other securities. Should the Company engage in joint ventures or strategic business alliances in the future that do require dilutive issuance of additional shares of its Common Stock or the issuance of other securities, they will be made in compliance with applicable Federal and state securities laws and governing provisions of Delaware corporate law. Depending upon the structure of a given joint venture or strategic alliance, submission of information to shareholders regarding a proposed specific venture or alliance, or shareholder approval of it, may not be required. The Company currently has no specific plans for expansion through joint venture arrangements or entry into strategic business alliances.

Results of Operations

          In the fiscal year ended December 31, 2009, the Company had revenues of $6,500 as compared to the two fiscal years ended December 31, 2007 and December 31, 2008, in which the Company had no revenues from operations. We had expenses for the year ended December 31, 2009 of $67,319; and a net (loss) of $(60,819) as compared to 2008 expenses of approximately $43,502; and a net (loss) in the amount of approximately $(43,624) and 2007 expenses of approximately $9,072; and a net income in the amount of approximately $9,346. The increase in the Company’s 2009 expenses, in comparison to its 2008 expenses and 2007 expenses was entirely attributable to costs and professional fees incurred for auditing and legal services, primarily in connection with responding to SEC Staff comments on our Registration Statement on Form 10 filed on November 12, 2008 and last year’s Annual Report on Form 10-K and our preparation and filing of requisite periodic reports with the U.S Securities and Exchange Commission.

          From a longer term viewpoint, the Company’s revenues from consulting operations (unaudited) have trended downward, from fiscal 2003 at approximately $85,502, to fiscal 2004 at approximately $63,616, to fiscal 2005 at approximately $48,000, to fiscal 2006 at approximately $19,000, to fiscal 2007and 2008 (audited) both at $-0-,and to fiscal 2009 at approximately $6,500. Current management believes that the Company’s revenues over that term of years diminished, beginning during the Third Quarter of 2004, when the then management of the Company developed additional business interests that were unrelated to the Company’s, and thereafter spent its time and efforts pursuing those unrelated interests and neglecting the Company’s operations. As a direct result, revenues declined through 2006. In an effort to reverse the adverse revenues trend, new management was appointed in the First Quarter of 2007. Unfortunately, that replacement management too failed to generate hoped for revenues, and it was replaced with the Company’s current management team beginning with Messrs. Frost, and Gusrae, on May 20, 2008, and completed on October 31, 2008 with the appointment of Ms. Lozano.

          Other than the current efforts of its officers to secure revenue producing customer relationships and engagements for its consulting services, the Company is not presently aware of any other trends, events, or uncertainties that may cause revenues or income to improve. There is no assurance however that those efforts will be successful. To date, there has been no material progress made in expanding the Company’s business model.

Liquidity and Capital Resources

          Prior to January 2007, Parkview financed its operations through revenues received from management consulting services rendered and billed to clients. From December 31, 2006 through December 31,2009, the Company financed its operations from funds generated through limited operations, through the sale of investment securities contributed as additional paid-in capital by prior management and through the use of proceeds from private placement sales of its restricted Common Stock. As of December 31, 2008 and December 31, 2009, Parkview had cash of $19,920 and $6,243, respectively. We are currently exploring opportunities to raise cash to finance the Company’s operations for the foreseeable future. In addition, the Company may consider expansion through joint ventures, partnerships or strategic alliances. No such business arrangements or relationships are currently under consideration. If Parkview is not successful in raising sufficient cash, it may be forced to borrow funds. No assurance can be given that funds will be available to borrow, or if available, will beavailable on terms favorable to Parkview.

          Our losing operations raise questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing revenue producing customer relationships and raising new capital through additional private placement of our securities. We currently need to raise funds beyond funds needed for normal operations, and we will likely choose to sell additional restricted Common Stock, diluting, in the process, the ownership interests of our existing shareholders.

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
Evaluation of Disclosure Controls and Procedures

          As of the date this report is filed, an evaluation was performed under the supervision, and with the participation, of the Company’s principal executive officer and the Company’s principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the period covered by this report, our Company became subject to the reporting requirements of the Exchange Act As a result of our Registration Statement on Form 10, initially filed on November 12, 2008 and amended during 2009. In connection with subsequent periodic reporting to the SEC, accounting work was completed, financial statements were prepared, and audits were obtained. The evaluation confirmed to the Company’s principal executive officer and the Company’s principal financial officer, as of the end of the period covered by this report, that the design and operation of the Company’s disclosure controls and procedure are effective as of the date of this report at a reasonable assurance level.

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

          Our management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the last day of the period covered by this report. In making this assessment, our management considered the lack of revenue producing operations and revenues during the first eight months of 2009, the cash on hand, the limited transactions which occur on a monthly basis, and the fact that because we have only three part-time officers, two of whom are members of the Company’s board of directors, the Company is not effectively able to segregate or delegate duties. Based on this evaluation, our management, with the participation of the Company’s principal executive officer and principal financial officer, concluded nevertheless that, as of the last day of the period covered by this report, the Company’s internal controls have no material inherent weakness which may increase the risks of errors in financial reporting under current operations at a reasonable assurance level.

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
          Not Applicable.

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

Name	Age	Position
Richard B. Frost	61	President, CEO, and Chairman
Bert L Gusrae	73	Secretary-Treasurer and Director
Rebecca A. Lozano	45	Vice President
          Richard B. Frost is our Chief Executive Officer, President, and Chairman of the Board of Directors. In addition, from 2007 to 2009, Mr. Frost had been Vice-President of Corporate Development of Adamis Laboratories, Inc., a private specialty pharmaceutical company that acquires and develops branded drugs and markets such drugs to the allergy and respiratory markets. Previously, from 2003 to 2007, Mr. Frost was Chairman of the Board of Aero Pharmaceuticals, Inc., a private pharmaceutical company. In 1996 Mr. Frost became Chairman of the Board of Directors and Chief Executive Officer of Frost Hanna Capital Group, Inc. (“Frost Hanna Capital”). In 1999, Frost Hanna Capital acquired Gaines Berland, Inc., which subsequently merged with Ladenburg Thalmann Financial Group, Inc., a broker-dealer member firm of the New York Stock Exchange and the Financial Industry Regulation Authority. In addition, from 1996 to 1998, Mr. Frost served as a director of Continucare Corp., a public company engaged in managed healthcare, and listed on the American Stock Exchange.

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

          Each of the above named individuals has been associated with Parkview in the capacities indicated, in the case of Messrs. Frost and Gusrae, since May 20, 2008, and in the case of Ms. Lozano, since October 31, 2008, and will continue to serve until their respective successors are elected and qualified.

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

          Audit Committee

          During the period covered by this report, the Company did not have a separately designated standing audit committee in place; instead, the Company’s entire board of directors served in that capacity. This was due to the small number of part-time directors (2) and executive officers (3) of the Company.

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

          Family Relationships

          Not Applicable.

          Certain Legal Proceedings

          Not Applicable.

Item 11.	Executive Compensation.
          To date, Parkview has not paid any compensation to its officer employees or directors, but expects to pay reasonable compensation, as its businesses develop, to the extent that it is able to do so. Parkview has no incentive or stock option plans, and no employment agreements.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Non- Equity Incentive ($)	Non- Qualified Deferred All Other Compensation ($)	Other Earnings ($)	Total Compensation ($)

Alicia M. LaSala (Former CEO and President) (1)	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2007	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2006	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2005	-0-	-0-	-0-	N/A	N/A	N/A	-0-

C. Leo Smith
(Former CEO and President) (1)	2007	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2006	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2005	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Bert L. Gusrae
Principal Financial Officer and
Secretary (2)	2009	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Richard B. Frost
CEO and President (2)	2009	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Mark J. Hanna
Former Executive Vice President (2)	2009	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

Rebecca A. Lozano
Vice President (3)	2009	-0-	-0-	-0-	N/A	N/A	N/A	-0-
	2008	-0-	-0-	-0-	N/A	N/A	N/A	-0-

(1)
Ms. LaSala resigned as the sole officer and director of Parkview in February 2007, was re-appointed to the same positions upon the resignation of C. Leo Smith and resigned once again in May of 2008 with the appointment of the then Company’s officers and directors, Messrs. Frost, Hanna and Gusrae.

(2)	Messrs. Frost, Hanna and Gusrae assumed their respective officer positions on May 20, 2008. Mr. Hanna resigned as an officer and director on July 15, 2009

(3)	Ms. Lozano assumed her officer position on October 31, 2008.
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

          Not Applicable.

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

Name and Address of Beneficial Owner (4)	Shares of Common Stock Owned		Percent of Issued & Outstanding

Richard B. Frost	351,000	(6)	22.9%
Bert L. Gusrae	252,300	(3)	16.5%
Rebecca Lozano	25,000		01.6%
Alicia M. LaSala	302,000	(5)	19.7%
Frank Pellegrino	100,000		6.5%
C. Leo Smith	100,000		6.5%
Alfred Schiffrin	150,000		9.8%
All officers and directors as a group (three [3] persons)	628,300		41.0%

Notes
(1)	Beneficial ownership as reported in the table above has been determined in accordance with the Exchange Act.

(2)	Percentages are approximate based upon 1,531,200 issued and outstanding shares of Common Stock on January 31, 2010.

(3)	Includes 1,300 shares that are jointly held with Mr. Gusrae’s wife, Wendy Tand Gusrae, and 1,000 shares over which Ms. Gusrae has sole ownership.

(4)	The business addresses of the shareholders indicated are in each case the same as that of the Company.

(5)	Includes 1,000 shares owned by the Nicholas F. LaSala Trust and 1,000 shares owned by Ms. LaSala’s spouse.

(6)	Includes 1,000 shares owned by Mr. Frost’s wife, Rachel Frost.
          We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

          The Company currently has no securities authorized for issuance under any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.
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

          On May 4, 2007 Parkview issued 1,000 shares of restricted Common Stock to the Nicholas F. LaSala Trust for $250. Mrs. Alicia M. LaSala holds more than five (5%) of the Company’s issued and outstanding Common Stock. Nicholas F. LaSala is the minor son of Mrs. LaSala and the beneficiary of the Nicholas F. LaSala Trust. While Mrs. LaSala disclaims any beneficial interest in the trust shares they may be deemed controlled by her.

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

          On May 20, 2008 Parkview’s then majority shareholder and sole officer and director, Alicia M. LaSala, sold 400,000 shares, 300,000 shares, and 400,000 shares of her restricted Common Stock in Parkview to Richard B. Frost, Mark J. Hanna, and Bert L. Gusrae, respectively, for $0.001 per share, or a total of $1,100, in three (3) separate private transactions. The private transactions were consummated in conjunction with Mrs. LaSala’s resignation as an officer and director of Parkview and the coordinated appointment of Messrs. Frost, Hanna, and Gusrae as Parkview’s then new management.

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

          On May 11, 2009, Parkview issued 1,000 shares of restricted Common Stock to Rachel Frost, the wife of Richard B. Frost, and 1,000 shares of restricted Common Stock to Wendy Tand Gusrae, the wife of Bert L. Gusrae. Ms. Frost and Ms. Gusrae each paid $ 500 for their respective shares.

          On July 7, 2009, Parkview issued 100,000 shares of restricted Common Stock to Frank Pellegrino for $ 50,000.

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

Director Independence

          Parkview has not selected a definition of a national securities exchange by which to determine the independence of its directors, Messrs. Frost and Gusrae. Neither of the Company’s directors is expected to be independent under the definition of the NASDAQ Stock Exchange.

Item 14.	Principal Accountant Fees and Services
Audit Fees:

The Company incurred aggregate fees and expenses from Thomas W. Klash, C.P.A. in the amount of $7,500 for the audit of the Company’s fiscal year ended December 31, 2009. Thomas W. Klash, C.P.A. was appointed as the Company’s independent registered public accounting firm, beginning August 19, 2008 beginning with the year ending December 31, 2006.

Tax Fees:

The Company did not incur any tax fees from Thomas W. Klash, C.P.A. for the fiscal year ended December 31, 2009.

All Other Costs:

During the fiscal year ended December 31, 2009, the Company incurred fees and expenses from Thomas W. Klash, C.P.A. in the amount of $11,350 for services rendered in connection with the examination of the Company’s financial statements for its periodic reports to the SEC, and $8,175 in connection with preparation of responses to comment letters we received from the SEC, predominantly in connection with our Registration Statement on Form 10 filed November 12, 2008.

Audit Committee:

The services described above for fiscal year ended December 31, 2009 were approved by the Company’s Board of Directors pursuant to the Company’s policies and procedures in the absence of a formal Audit Committee.

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

THE PARKVIEW GROUP, INC.
February 23, 2010	By:	/s/ Richard B. Frost

Richard B. Frost, President
(Principal Executive Officer)

February 23, 2010	By:	/s/ Bert L. Gusrae

Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2010	/s/ Richard B. Frost

Richard B. Frost, Director

February 23, 2010	/s/ Bert L. Gusrae

Bert L. Gusrae, Director