Form 10-Q
period 2010-03-31
PARKVIEW GROUP INC
filed 2010-05-05
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 was 1,581,200.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE PARKVIEW GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$3,668	$6,243
Accounts Receivable	3,750	—

TOTAL CURRENT ASSETS	7,418	6,243

PROPERTY AND EQUIPMENT – Net of Accumulated
Depreciation of $707 in 2010 and $622 in 2009	989	1,074

TOTAL ASSETS	$8,407	$7,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$4,089	$—

SHAREHOLDERS’ EQUITY:
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 516,000 Shares Issued and Outstanding in 2010; 510,400 Shares Issued and Outstanding in 2009	516	510
Additional Paid-In Capital	153,944	145,550
Accumulated (Deficit)	(150,142)	(138,743)

TOTAL SHAREHOLDERS’ EQUITY	4,318	7,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,407	$7,317

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2010	2009

REVENUES	$3,750	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(15,148)	(27,138)

NET (LOSS)	$(11,398)	$(27,138)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.02)	$(.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	511,952	473,733

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(11,398)	$(27,138)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	85	85
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,750)	—
Accounts Payable	4,088	8,811

NET CASH (USED) BY OPERATING ACTIVITIES	(10,975)	(18,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuance	8,400	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,400	—

NET (DECREASE) IN CASH	(2,575)	(18,242)

CASH – Beginning of Period	6,243	19,920

CASH – End of Period	$3,668	$1,678

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest Paid	$—	$—
Taxes Paid	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES –

Business:
The Parkview Group, Inc. (“Parkview”) was incorporated in the State of Delaware on April 7, 1999. The Company conducts its operations from its office in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote efforts to its newly adopted line of business (marketing of assets for financially distressed companies). “Parkview” was classified as a development stage company through July 21, 2009.

Basis of Presentation:

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Distressed Assets Disposition Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern:

The Company has suffered losses from operations, has minimal operating revenues in the three years and three months ended March 31, 2010, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking acceptable consulting engagements, implementing its business plan of marketing assets for financially distressed companies and raising capital through private equity investments. The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -	BUSINESS AND ACCOUNTING POLICIES – (continued) -

Property and Equipment:
Property and equipment is stated at cost less accumulated depreciation. Depreciation is accounted for on the straight line method based on estimated useful lives of the respective assets.

Fair Values of Financial Instruments:
The carrying amounts of the Company’s financial instruments at March 31, 2010 and March 31, 2009, approximate fair value.

Revenue and Expenses:
The Company earned revenues on consulting services contracts. The revenue was recognized when the consulting services were performed.

Income Taxes:

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred taxes are recorded for estimated future tax effects of differences between the basis of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws. If available, evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -	INCOME TAXES –

As of March 31, 2010, the Company has a net operating loss carryforward, of approximately $127,000, which may be carried forward through 2030, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through 2013.

At March 31, 2010, deferred tax assets of approximately $19,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE C -	SALE OF COMMON STOCK –

For the quarter ended March 31, 2010, the Company sold 5,600 shares of common stock for a total amount of $8,400.

NOTE D -	RELATED PARTY TRANSACTIONS –

Occupancy Costs:
Office space is being provided to the Company by one of the shareholders at no cost. The accompanying financial statements do not contain expense relating to occupancy costs.

NOTE E -	CONCENTRATION OF RISK –

The Company’s revenues were derived from two customers during the quarter ended March 31, 2010. The customers are also shareholders.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -	SUBSEQUENT EVENTS –

Equity Transactions:
On April 26, 2010, the Company’s Board of Directors approved the following actions:

●	Authorized 5,000,000 shares, $.001 par value per share preferred stock.
●	Increase in the number of common shares authorized to 75,000,000, $.001 par value per share.
●	Reverse split the common stock outstanding on the basis of 1 for 3.

All share and per share amounts have been restated to reflect the above referenced actions.

The Company sold 11,067 (post split) common shares at $1.50 per share in April, 2010.

Disclosures:
Management has evaluated the adequacy of financial statement disclosures subsequent to the balance sheet date through April 30, 2010.

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

Overview

Parkview was formed on April 7, 1999. From its inception Parkview has been in the business of providing management consulting services to corporate clients comprised primarily of (i) analyzing and addressing the client’s management requirements, (ii) developing strategic initiatives and related industry partnerships, including providing assistance with respect to joint ventures and strategic alliances, (iii) assisting with the negotiation of contracts between the client and its suppliers and customers, (iv) analyzing the client’s present and prospective corporate organizational structure, (v) providing recommendations with respect to legal, accounting, and other professionals to be retained by the client, (vi) assessing the structure of the client’s board of directors and assisting the client in establishing audit and compensation committees, and (vii) providing advice to the client regarding the appropriate levels and forms of executive and director compensation, whenever it has been able to acquire a contract for services

Results of Operations

The Company had revenues of $3,750, and expenses of $15,148, in the three (3) month period ended March 31, 2010, as compared to no revenue and expenses of $27,137 in the comparable three (3) month period of 2009. The decrease in expenses for the First Quarter of 2010, in comparison with the First Quarter of 2009, was primarily attributable to lower legal, accounting, filing, and stock transfer expenses incurred during the quarter ended March 31, 2010.

Other than the current efforts of our officers to maintain existing customers and secure additional revenue producing customer relationships and engagements for its consulting services, the Company is not presently aware of any trends, events, or uncertainties that may cause its revenues to improve. There can be no assurance, moreover, that our efforts will succeed.

Liquidity and Capital Resources

During the three (3) month period ended March 31, 2010, the Company financed its operations from consulting revenues and from proceeds from private placement sales of its restricted Common Stock and from consulting revenue. As of March 31, 2010, the Company had cash in the amount of $ 3,608, and accounts receivable in the amount of $3,750. We may consider expansion through joint ventures, partnerships, or strategic alliances, but no such business arrangement or relationship is currently under consideration. We may be forced to borrow funds. No assurance can be given, however, that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to Parkview.

Our receipt of modest revenues from operations in this reporting period raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing additional revenue producing customer relationships and engagements. There is no present assurance that we will be able to continue as a going concern.

During April 2010, the Company determined that it would be in the best interest of the Company and its stockholders to effect a reverse split of its Common Stock; increase its authorized, but unissued Common Stock; authorize the issuance of preferred stock; and remove and eliminate certain pre-emptive rights of Common Stock holders to purchase shares or securities in proportion to their holdings of Common Stock upon issuance or sale by the Company of shares of stock or other securities.

The Company decided to take such action in order to provide additional shares that could be issued in connection with the raising of additional equity capital or other financing activities or be issued in connection with a business relationship, combination, or other similar transaction, at a more attractive recapitalized per share trading stock price, which could attract additional potential investors within the financial community. The Company does not have any business combination or similar transaction pending, and there can be no assurance that these actions will achieve any of the desired results, or that any transaction will be effected following the completion of the reverse split, the increase in authorized shares, and the authority to issued preferred stock. None of these actions have been effected to date.  Although the Company intends to authorize the issuance of preferred stock, the Company has no plans to issue preferred stock.

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

                 During this reporting period and in April, the Registrant sold an aggregate of 50,000 shares of authorized, previously unissued Common Stock for aggregate cash proceeds of $25,000 or $0.50 per pre-reverse split share. The securities were purchased by four (4) accredited investors. There were no underwriting discounts or commissions paid in the transactions. The proceeds received from the sales are being and will be used as operating capital by the Company to cover its on-going costs and expenses. Exemption from the registration provisions of the Securities Act of 1933 for the four (4) purchase transactions described was claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that none of the transactions involved any public offering and the purchasers were accredited investors having access to the kind of information registration would provide. Appropriate investment representations were obtained, and the securities were issued bearing restricted securities legends and subject to stop-transfer instructions to the Company’s Transfer Agent.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4	(Removed and Reserved)

ITEM 5	OTHER INFORMATION

                None

ITEM 6	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

May 5, 2010	By:	/s/ Richard B. Frost
Richard B. Frost, President
(Principal Executive Officer)

May 5, 2010	By:	/s/ Bert L. Gusrae
Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)