Form 10-Q
period 2010-06-30
PARKVIEW GROUP INC
filed 2010-08-06
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
.
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
                                                                                                                           Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2010 was 527,090.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY

THE PARKVIEW GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

THE PARKVIEW GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	JUNE 30,	DECEMBER 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$3,346	$6,243

TOTAL CURRENT ASSETS	3,346	6,243

PROPERTY AND EQUIPMENT – Net of Allowance for Depreciation of $791 in 2010 and $622 in 2009	904	1,074

TOTAL ASSETS	$4,250	$7,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized; No Shares Issued and Outstanding	—	—
Common Stock - $.001 Par Value; 75,000,000 Shares Authorized; 527,090 Shares Issued and Outstanding in 2010; 510,400 Shares Issued and Outstanding in 2009	527	510
Additional Paid-In Capital	170,533	145,550
Accumulated (Deficit)	(166,810)	(138,743)

TOTAL SHAREHOLDERS’ EQUITY	4,250	7,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,250	$7,317

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE QUARTER ENDED
	JUNE 30,	JUNE 30,
	2010	2009

REVENUES	$—	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(16,668)	(13,190)

NET (LOSS)	$(16,668)	$(13,190)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.03)	$(.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	523,799	474,404

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2010	2009

REVENUES	$3,750	$—

GENERAL AND ADMINISTRATIVE EXPENSES	(31,816)	(40,328)

NET (LOSS)	$(28,066)	$(40,328)

NET (LOSS) PER SHARE:
Basic and Diluted	$(.05)	$(.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	518,114	474,403

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(28,066)	$(40,328)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation	169	170
Changes in Operating Assets and Liabilities:
Accounts Payable	—	12,813

NET CASH (USED) BY OPERATING ACTIVITIES	(27,897)	(27,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issuances	25,000	5,000
Shareholders’ Loans	—	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	9,000

NET (DECREASE) IN CASH	(2,897)	(18,345)

CASH – Beginning of Period	6,243	19,920

CASH – End of Period	$3,346	$1,575

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest Paid	$—	$—
Taxes Paid	$—	$—

See accompanying notes to financial statements.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A   -   BUSINESS AND ACCOUNTING POLICIES –

               Business:
The Parkview Group, Inc. (“Parkview”) was incorporated in the State of Delaware on April 7, 1999.  The Company conducts its operations from its office in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote efforts to its newly adopted line of business (marketing of assets acquired from financially distressed companies). “Parkview” was classified as a development stage company through July 21, 2009.

                       Basis of Presentation:
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Distressed Assets Disposition Services, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. The Company believes the disclosures presented are adequate to make the information not misleading.

These statements reflect all normal adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. These financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2009.

                       Going Concern:
The Company has suffered losses from operations, has minimal operating revenues in the three years and six months ended June 30, 2010, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is presently seeking acceptable consulting engagements, implementing its business plan of marketing assets for financially distressed companies and raising capital through private equity investments.  The accompanying financial statements have been prepared on the basis of a going concern, and do not reflect any adjustments from an alternative assumption.

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

As of June 30, 2010, the Company has a net operating loss carryforward, of approximately $143,000, which may be carried forward through 2030, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through 2013.

At June 30, 2010, deferred tax assets of approximately $21,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE C  - CAPITAL STOCK –

Sale of Common Stock:
During the six months ended June 30, 2010, the Company sold 16,667 shares of common stock for $25,000.

Equity Transactions:
On April 26, 2010, the Company’s Board of Directors approved the following actions:

●	Authorized 5,000,000 shares, $.001 par value per share of preferred stock.
●	Increased the number of common shares authorized to 75,000,000, $.001 par value per share.
●	Reverse split the common stock outstanding on the basis of 1 for 3.

All share and per share amounts have been restated to reflect the above referenced actions.

NOTE D  - RELATED PARTY TRANSACTIONS –

Occupancy Costs:
Office space is being provided to the Company by one of the shareholders at no cost.  The accompanying financial statements do not contain expense relating to occupancy costs.

Revenues:
The Company’s revenues were derived from two shareholders during the six months ended June 30, 2010.

THE PARKVIEW GROUP, INC.
AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E  -  SUBSEQUENT EVENTS –

Disclosures:
Management has evaluated the adequacy of financial statement disclosures subsequent to the balance sheet date through the date of filing.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The Company had no revenue and expenses of $16,668, in the three (3) month period ended June 30, 2010, as compared to no revenue and expenses of  $ 13,190 in the comparable three (3) month period of 2009. The increase in expenses for the Second Quarter of 2010, in comparison with the Second Quarter of 2009, was primarily attributable to an increase in legal, accounting, filing, and stock transfer expenses incurred during the quarter ended June 30, 2010.

    The Company had revenues of $ 3,750, and expenses of $31,816  in the six (6) month period ended June 30, 2010, as compared to no revenue and expenses of $ 40,328 in the comparable six (6) month period in 2009. The decrease in expenses for the six (6) month period in 2010, in comparison to the six (6) month period in 2009 was primarily attributable to a decrease in legal, accounting, filing, and stock transfer expenses incurred during the initial six (6) month period of 2010.

    The Company is not presently aware of any trends, events, or uncertainties that may impact revenues or income from continuing operations.

Liquidity and Capital Resources

    During the three (3) month period ended June 30, 2010, the Company financed its operations from existing funds and  proceeds from private placement sales of its restricted Common Stock. As of June 30, 2010, the Company had cash in the amount of $3,346. We may consider expansion through joint ventures, partnerships, strategic alliances, or in connection with a business relationship, combination or other similar transactions. We may be forced to borrow funds. No assurance can be given, however, that funds will be available to borrow, or if available, that they will be available on terms favorable or acceptable to Parkview.

    Our lack of revenue from operations in this reporting period raises questions about our ability to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us locating, identifying and securing additional revenue producing customer relationships and engagements, or expanding through joint ventures, partnerships, strategic alliances, or in connection with a business relationship, combination or other similar transactions. There is no present assurance that we will be able to continue as a going concern.

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

    On February 22, March 5, April 27, and April 29, 2010, the Registrant sold an aggregate of 16,667 shares of authorized, previously unissued Common Stock for aggregate cash proceeds of $ 25,000, or $1.50 per share. The securities were purchased by four (4) accredited investors. There were no underwriting discounts or commissions paid in the transactions. The proceeds received from the sales are being and will be used as operating capital by the Company to cover its on-going costs and expenses. Exemption from the registration provisions of the Securities Act of 1933 for the four (4) purchase transactions described was claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that none of the transactions involved any public offering and that the purchasers were accredited investors having access to the kind of information that registration would provide. Appropriate investment representations were obtained, and the securities were issued bearing restricted securities legends and subject to stop-transfer instructions to the Company’s Transfer Agent.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4	(Removed and Reserved)

ITEM 5	OTHER INFORMATION

    On June 1, 2010, we amended our Certificate of Incorporation (a) to effect a one (1) for three (3) reverse split of our outstanding shares of Common Stock on such date; (b) to increase our total authorized capital shares to 80,000,000 shares, of which 75,000,000 shares are classified as Common Stock, par value $.001 per share, and 5,000,000 shares are classified as Preferred Stock, par value $.001 per share; and (c) to eliminate certain pre-emptive rights of Common Stock holders to purchase shares or securities in proportion to their holdings of Common Stock upon issuance or sale by the Company of shares of stock or other securities.

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

THE PARKVIEW GROUP, INC.

August 6, 2010	By:	/s/ Richard B. Frost
Richard B. Frost, President
(Principal Executive Officer)

August 6, 2010	By:	/s/ Bert L. Gusrae
Bert L. Gusrae, Secretary, Treasurer
(Principal Financial Officer)