Form 10-Q
period 2010-09-30
PARKVIEW GROUP INC
filed 2010-11-15
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File 0-53491

THE PARKVIEW GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0918608
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 88 Eastern Outer Ring Raod, Ningguo City Anhui Province, People’s Republic of China	242300
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 789-4162

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
None	None

21301 Powerline Road, Suite 103, Boca Raton, FL 33433
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
Yes  ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each the issuer’s classes of common stock, as of the latest practical date:

The number of shares of the registrant’s Common Stock outstanding as of November 11, 2010 was 9,551,333.

The Parkview Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

The Parkview Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$—	$6,243
Fees receivable	600	—

TOTAL CURRENT ASSETS	600	6,243

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $875 in 2010 and $622 in 2009	820	1,074

TOTAL ASSETS	$1,420	$7,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,064	$—

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 75,000,000 shares authorized; 527,090 shares issued and outstanding in 2010; 510,400 shares issued and outstanding in 2009	527	510
Additional paid-in capital	170,533	145,550
Accumulated deficit	(187,704)	(138,743)

TOTAL SHAREHOLDERS’ EQUITY	(16,644)	7,317

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,420	$7,317

See accompanying notes to financial statements.

The Parkview Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$—	$4,000	$3,750	$4,000

General and administrative expenses	(20,895)	(17,713)	(52,711)	(58,041)

Net loss	$(20,895)	$(13,713)	$(48,961)	$(54,041)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	527,090	505,146	521,093	484,826

See accompanying notes to financial statements.

The Parkview Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,961)	$(54,041)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	254	255

Changes in operating assets and liabilities:
Fees receivable	(600)	—
Accounts payable and accrued expenses	18,064	(7,477)

NET CASH USED IN OPERATING ACTIVITIES	(31,243)	(61,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	25,000	55,000
Shareholders’ loans	—	4,000
Repayments of shareholders’ loans	—	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	55,000

NET DECREASE IN CASH	(6,243)	(6,263)

CASH - beginning of period	6,243	19,920

CASH - end of period	$—	$13,657

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

See accompanying notes to financial statements.

The Parkview Group, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE A - BUSINESS AND ACCOUNTING POLICIES

Business:
The Parkview Group, Inc. (“Parkview”) was incorporated in the State of Delaware on April 7, 1999. The Company conducts its operations from its office in Boca Raton, Florida.

Effective January 1, 2007, in addition to its consulting business, management decided to devote efforts to a new line of business (marketing of assets acquired from financially distressed companies). “Parkview” was classified as a development stage company through July 21, 2009.

On November 10, 2010, the Company executed and consummated a share exchange agreement by and among Dynamic Ally Ltd., a British Virgin Islands company (“Dynamic Ally”) and the stockholders of 100% of Dynamic Ally’s common stock (the “ Dynamic Ally Shareholders “), on the one hand, and Parkview and certain holders of Parkview’s issued and outstanding common stock (“Representative Shareholders “) and the holders of 100% of Parkview’s common stock, on the other hand (the “Share Exchange Agreement “ and the transaction, the “Reverse Merger Transaction”). Through completion of the Reverse Merger Transaction, the Company acquired a variable interest in Anhui Taiyang Poultry Co., Ltd. (“Taiyang”), a breeder and processor of ducks and duck related food products located in Anhui Province in the People’s Republic of China (the “PRC”). See Note E for additional description of the Reverse Merger Transaction and related agreements. Upon completion of the Reverse Merger Transaction, the Company discontinued its previous business and its business became that of Anhui.

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

Going Concern:

The Company has suffered losses from operations, has minimal operating revenues in the three and nine months ended September 30, 2010, and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On November 10, 2010, the Company completed the Reverse Merger Transaction and a sale of common stock resulting in gross proceeds of $5,000,056. Subsequent to November 10, 2010, the business of the Company will be the business of Taiyang. The Company believes that the proceeds from the financing, combined with the change in business, mitigate the doubt about the Company’s ability to continue as a going concern.

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
Unaudited

NOTE A - BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

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

NOTE B - INCOME TAXES –

As of September 30, 2010, the Company has a net operating loss carryforward, of approximately $165,000, which may be carried forward through 2030, to offset future taxable income. In addition, the Company has a net capital loss carryforward, of approximately $23,000, available to offset future capital gains through 2013.

At September 30, 2010, deferred tax assets of approximately $38,000 relating to the potential tax benefit of future tax deductions, were offset by a valuation allowance due to the uncertainty of their recognition.

NOTE C - CAPITAL STOCK –

Sale of Common Stock:
During the nine months ended September 30, 2010, the Company sold 16,667 shares of common stock for $25,000.

Equity Transactions:
On June 1, 2010, the Company effectuated the following actions relative to its capital stock:

●	Authorized 5,000,000 shares, $.001 par value per share of preferred stock.
●	Increased the number of common shares authorized to 75,000,000, $.001 par value per share.
●	Reverse split the common stock outstanding on the basis of 1 for 3.

All share and per share amounts have been restated to reflect the above referenced actions.

The Parkview Group, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE D - RELATED PARTY TRANSACTIONS –

Revenues:

The Company’s revenues were derived from two shareholders during the nine months ended September 30, 2010. The services were provided in the normal course of business at arm’s length, and revenue was recognized as such.

NOTE E - SUBSEQUENT EVENTS –

Acquisition:

On November 10, 2010 (the “Closing Date” and the closing of the reverse merger transaction, the “Closing”), the Company executed and consummated the Share Exchange Agreement by and among Dynamic Ally and the Dynamic Ally Shareholders, on the one hand, and the Company and certain holders of the Company’s issued and outstanding common stock (“Representative Shareholders”) and the holders of 100% of Parkview’s common stock, on the other hand.

In the Reverse Merger Transaction, Dynamic Ally’s shareholders exchanged their shares of Dynamic Ally for newly issued shares of Common Stock of the Company. As a result, upon completion of the Reverse Merger Transaction, Dynamic Ally became the Company’s wholly-owned subsidiary.

Upon the completion of the Reverse Merger Transaction and the Financing (as defined below), the Company has 9,551,333 shares of Common Stock issued and outstanding. Also upon the completion of the Reverse Merger Transaction and the Financing (as defined below), all of the current officers and one of the two directors of the Company resigned, and all of Dynamic Ally’s current officers became executive officers of the Company, and Wu Qiyou was appointed as Chairman of Parkview.

Upon completion of the Share Exchange, the current shareholders of Dynamic Ally received in exchange for all of their shares of Dynamic Ally’s Common Stock, an aggregate of 6,577,551 shares of the Company’s Common Stock. The Company’s existing stockholders retained 382,090 shares of Common Stock and 145,000 shares of Common Stock were sold by one or more of the Company’s existing stockholders to the Company and retired. In connection with the Share Exchange, the Company granted piggyback registration rights to the Company’s existing stockholders, of which an aggregate of 314,347 shares will be included in the registration statement registering for resale of the securities issued pursuant the Financing (as defined below).

The board of directors of Dynamic Ally, as well as the directors and the shareholders of Parkview, each approved the Share Exchange Agreement and the Financing, including the transactions contemplated thereunder.

Dynamic Ally owns 100% of Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), which is a wholly foreign owned enterprise under the laws of the PRC. On May 26, 2010, Ningguo entered into a series of contractual agreements with Taiyang, a company incorporated under the laws of the PRC, and its three owners, in which Ningguo effectively assumed management of the business activities of Taiyang and has the right to appoint all executives and senior management and the members of the board of directors of Taiyang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement and Operating Agreement, through which Ningguo has the right to advise, consult and manage Taiyang and its business operations for a quarterly consulting fee equal to all of Taiyang’s quarterly net profit. Dynamic Ally will receive distributions from its consolidated affiliates only to the extent service fees are paid to Ningguo under these series of agreements and further distributed as dividends or other shareholder distributions by Ningguo. To secure payment of the service fees, Taiyang’s shareholders have pledged their rights, titles and equity interest in Taiyang as security for Ningguo to collect the consulting fee from Taiyang through an Equity Pledge Agreement. In order to further reinforce Ningguo’s rights to control and manage Taiyang, Taiyang’s shareholders have granted Ningguo the exclusive right to exercise their voting rights pursuant to a Voting Rights Proxy Agreement, as well as the exclusive right and option to acquire all of their equity interests in Taiyang through an Option Agreement.

The Parkview Group, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE E - SUBSEQUENT EVENTS (CONTINUED)–

The contractual arrangements completed in May 2010 provide that Dynamic Ally has controlling interest in Taiyang as defined by FASB Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities”., which requires the Company to consolidate the financial statements of Ningguo and Taiyang.

As a result of the Reverse Merger Transaction, the Company acquired 100% of the capital stock of Dynamic Ally and consequently, control of the business and operations of Dynamic Ally, Ningguo, and Anhui. Prior to the Reverse Merger Transaction, the Company was a public reporting company in the development stage. From and after the Closing Date of the Share Exchange Agreement, our primary operations consist of the business and operations of the Anhui, which are conducted in the PRC.

Financing:

In connection with the Reverse Merger Transaction, on November 10, 2010 the Company sold to certain investors (the “Purchasers”) units (the “Units”) for aggregate cash gross proceeds of $4,450,072, at a price of $8.00 per unit and the exchange of $549,984 in previously issued debentures that were converted into units at a price of $6.00 per unit (the “Financing”). Each unit consits of (i) four (4) shares of Common Stock and (ii) a Warrant to purchase one (1) share of Common Stock at an exercise price of $4.00 (the “Warrants’). The Warrants are exercisable for a period of three years from the date of Closing.

Pursuant to the Placement Agent Agreement dated as of February 8, 2010 with Laidlaw & Company (UK) Ltd. (“Laidlaw”), Laidlaw received (i) a cash payment equal to 8% of the amount raised by Laidlaw in the Financing and (ii) five-year warrants to acquire 200,002 of shares of Common Stock, at an exercise price of $4.00 per share. The warrants issued to the Placement Agent may be exercised on a cashless exercise basis.

Warrants

The Warrants (including those issued to Laidlaw) are exercisable, in the aggregate for up to 847,925 shares of the Company’s Common Stock. Pursuant to the Warrants, no holder may exercise such holder’s Warrant if such exercise would result in the holder beneficially owning in excess of 4.9% of the Company’s then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

Registration Rights Agreement

On November 10, 2010 the Company entered into a Registration Rights Agreement with the Purchasers, under which the Company agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of (i) all of the shares of Common Stock (ii) all of the shares of Common Stock issuable upon exercise of the Warrants, (iii) all of the shares of Common Stock issuable upon exercise of the warrants issued to the Placement Agent (iv) any additional shares issuable in connection with any anti-dilution provisions associated with such preferred stock and warrants, and (v) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (collectively, the “Registrable Securities”).

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the Closing Date, and declared effective by the SEC not later than 120 days from the Closing Date.

The Parkview Group, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Unaudited

NOTE E - SUBSEQUENT EVENTS (CONTINUED)–

The Company is required to pay liquidated damages to each Purchaser in an amount equal to one percent of the Purchaser’s purchase price paid for any Registrable Securities then held by the Purchaser under the Subscription Agreement for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective. The liquidated damages increases to 2% of the Purchaser’s purchase price for any Registrable Securities held after the first thirty (30) calendar day period thereafter.

In the event the Company is unable to register for resale under Rule 415 all of the registrable securities in the registration statement due to limits imposed by the SEC’s application of Rule 415, the Company will file a registration statement covering the resale of such lesser amount of registrable securities as the Company is able to register and use its reasonable best efforts to have that registration statement become effective as promptly as possible and, when permitted to do so by the SEC, the Company will file subsequent registration statement(s) covering the resale of any registrable securities that were omitted from previous registration statement and use its reasonable best efforts to have such registration declared effective as promptly as possible.

In addition to the foregoing registration rights, the Registration Rights Agreement grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

Performance Milestone Shares Escrow Agreement

On the Closing Date, the Company entered into a Performance Milestone Shares Escrow Agreement (the “Escrow Agreement”) with Laidlaw, on behalf of the Purchasers, and Firm Success International, Ltd., the largest shareholder of the Company (“Firm Success”), pursuant to which Firm Success agreed to deposit and pledge 1,466,097 shares of the Company’s common stock into an escrow account (the “Pledged Shares”), which Pledged Shares shall represent 30% of Firm Success’ shares, as security for the Company achieving Adjusted Net Income (as hereinafter defined) of not less than $6,939,889 for the fiscal year ending December 31, 2010 (the “Target Income”). The Pledged Shares will be released from the pledge and returned to Firm Success if the Company achieves the Target Income. If the Target Income is not met, the Pledged Shares will be distributed pro rata to the holders of the Units. “Adjusted Net Income” means net income for the year ending December 31, 2010, as reported in the audited financial statements of the Company, as filed with the United States Securities and Exchange Commission, plus (a) stock based compensation charges associated with closing the Share Exchange and this Offering, and (b) cash charges related to the Share Exchange and this Offering, which (a) and (b) shall not exceed $705,000 in the aggregate.

Firm Success Guarantee

On November 10, 2010, Firm Success entered into a Guarantee in favor of Laidlaw, as representative of the Purchasers, whereby Firm Success unconditionally and irrevocably guaranteed the full and punctual attainment of the Target Income (as described above).

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

Overview

Parkview was formed on April 7, 1999. From its inception Parkview has been in the business of providing management consulting services to corporate clients comprised primarily of (i) analyzing and addressing the client’s management requirements, (ii) developing strategic initiatives and related industry partnerships, including providing assistance with respect to joint ventures and strategic alliances, (iii) assisting with the negotiation of contracts between the client and its suppliers and customers, (iv) analyzing the client’s present and prospective corporate organizational structure, (v) providing recommendations with respect to legal, accounting, and other professionals to be retained by the client, (vi) assessing the structure of the client’s board of directors and assisting the client in establishing audit and compensation committees, and (vii) providing advice to the client regarding the appropriate levels and forms of executive and director compensation, whenever it has been able to acquire a contract for services.

Subsequent Acquisition and Change of Business

On November 10, 2010, the Company executed and consummated a share exchange agreement by and among Dynamic Ally Ltd., a British Virgin Islands company (“Dynamic Ally”) and the stockholders of 100% of Dynamic Ally’s common stock (the “ Dynamic Ally Shareholders “), on the one hand, and the Company and certain holders of the Company’s issued and outstanding common stock (“Representative Shareholders “) and the holders of 100% of Parkview’s common stock, on the other hand (the “Share Exchange Agreement “ and the transaction, the “Reverse Merger Transaction”).

In the Reverse Merger Transaction, Dynamic Ally’s shareholders exchanged their shares of Dynamic Ally for newly issued shares of Common Stock of the Company. As a result, upon completion of the Reverse Merger Transaction, Dynamic Ally became the Company’s wholly-owned subsidiary.

Upon the completion of the Reverse Merger Transaction and the Financing (as defined below), the Company has 9,551,333 shares of Common Stock issued and outstanding. Also upon the completion of the Reverse Merger Transaction and the Financing (as defined below), all of the current officers and one of the two directors of the Company resigned, and all of Dynamic Ally’s current officers became executive officers of the Company, and Wu Qiyou was appointed as Chairman of Parkview.

Upon completion of the Share Exchange, the current shareholders of Dynamic Ally received in exchange for all of their shares of Dynamic Ally’s Common Stock, an aggregate of 6,577,551 shares of the Company’s Common Stock. The Company’s existing stockholders retained 382,090 shares of Common Stock and 145,000 shares of Common Stock were sold by one or more of the Company’s existing stockholders to the Company and retired. In connection with the Share Exchange, the Company granted piggyback registration rights to the Company’s existing stockholders, of which an aggregate of 314,347 shares will be included in the registration statement registering for resale of the securities issued pursuant the Financing (as defined below).

The board of directors of Dynamic Ally, as well as the directors and the shareholders of Parkview, each approved the Share Exchange Agreement and the Financing, including the transactions contemplated thereunder.

Dynamic Ally owns 100% of Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), which is a wholly foreign owned enterprise under the laws of the People’s Republic of China (“PRC”). On May 26, 2010, Ningguo entered into a series of contractual agreements with Taiyang, a company incorporated under the laws of the PRC, and its three owners, in which Ningguo effectively assumed management of the business activities of Taiyang and has the right to appoint all executives and senior management and the members of the board of directors of Taiyang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement and Operating Agreement, through which Ningguo has the right to advise, consult and manage Taiyang and its business operations for a quarterly consulting fee equal to all of Taiyang’s quarterly net profit. Dynamic Ally will receive distributions from its consolidated affiliates only to the extent service fees are paid to Ningguo under these series of agreements and further distributed as dividends or other shareholder distributions by Ningguo. To secure payment of the service fees, Taiyang’s shareholders have pledged their rights, titles and equity interest in Taiyang as security for Ningguo to collect the consulting fee from Taiyang through an Equity Pledge Agreement. In order to further reinforce Ningguo’s rights to control and manage Taiyang, Taiyang’s shareholders have granted Ningguo the exclusive right to exercise their voting rights pursuant to a Voting Rights Proxy Agreement, as well as the exclusive right and option to acquire all of their equity interests in Taiyang through an Option Agreement.

The contractual arrangements completed in May 2010 provide that Dynamic Ally has controlling interest in Taiyang as defined by FASB Accounting Standards Codification (“ASC”) 810, “Consolidation”, Section 10-15, “Variable Interest Entities”., which requires the Company to consolidate the financial statements of Ningguo and Taiyang.

As a result of the Reverse Merger Transaction, the Company acquired 100% of the capital stock of Dynamic Ally and consequently, control of the business and operations of Dynamic Ally, Ningguo, and Anhui. Prior to the Reverse Merger Transaction, the Company was a public reporting blind pool company in the development stage. From and after the Closing Date of the Share Exchange Agreement, our primary operations consist of the business and operations of the Anhui, which are conducted in the PRC.

Financing

In connection with the Reverse Merger Transaction, on November 10, 2010 the Company completed the Financing whereby it entered into and received subscription agreements (the “Subscription Agreements”) from certain accredited investors (the “Purchasers”) for the sale of Units at an aggregate purchase price of $5,000,056, each unit consisting of (i) four (4) shares of Common Stock and (ii) a Warrant to purchase one (1) share of Common Stock at an exercise price of $4.00 (the “Warrants’). The Warrants are exercisable for a period of three years from the date of Closing.

Pursuant to the Placement Agent Agreement dated as of February 8, 2010 with Laidlaw & Company (UK) Ltd. (“Laidlaw”), Laidlaw received (i) a cash payment equal to 8% of the cash proceeds from the Financing and (ii) five-year warrants to acquire 200,002 of shares of Common Stock, at an exercise price of $4.00 per share. The warrants issued to the Placement Agent may be exercised on a cashless exercise basis.

The Warrants (including those issued to Laidlaw) are exercisable, in the aggregate for up to 847,925 shares of the Company’s Common Stock. Pursuant to the Warrants, no holder may exercise such holder’s Warrant if such exercise would result in the holder beneficially owning in excess of 4.9% of the Company’s then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

On November 10, 2010 the Company entered into a Registration Rights Agreement with the Purchasers, under which the Company agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act (“Rule 415”) providing for the resale of (i) all of the shares of Common Stock (ii) all of the shares of Common Stock issuable upon exercise of the Warrants, (iii) all of the shares of Common Stock issuable upon exercise of the warrants issued to the Placement Agent (iv) any additional shares issuable in connection with any anti-dilution provisions associated with such preferred stock and warrants, and (v) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (collectively, the “Registrable Securities”).

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the Closing Date, and declared effective by the SEC not later than 120 days from the Closing Date.

The Company is required to pay liquidated damages to each Purchaser in an amount equal to one percent of the Purchaser’s purchase price paid for any Registrable Securities then held by the Purchaser under the Subscription Agreement for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective. The liquidated damages increases to 2% of the Purchaser’s purchase price for any Registrable Securities held after the first thirty (30) calendar day period thereafter.

In the event the Company is unable to register for resale under Rule 415 all of the registrable securities in the registration statement due to limits imposed by the SEC’s application of Rule 415, the Company will file a registration statement covering the resale of such lesser amount of registrable securities as the Company is able to register and use its reasonable best efforts to have that registration statement become effective as promptly as possible and, when permitted to do so by the SEC, the Company will file subsequent registration statement(s) covering the resale of any registrable securities that were omitted from previous registration statement and use its reasonable best efforts to have such registration declared effective as promptly as possible.

In addition to the foregoing registration rights, the Registration Rights Agreement grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

On the Closing Date, the Company entered into a Performance Milestone Shares Escrow Agreement (the “Escrow Agreement”) with Laidlaw, on behalf of the Purchasers, and Firm Success International, Ltd., the largest shareholder of the Company (“Firm Success”), pursuant to which Firm Success agreed to deposit and pledge 1,466,097 shares of the Company’s common stock into an escrow account (the “Pledged Shares”), which Pledged Shares shall represent 30% of Firm Success’ shares, as security for the Company achieving Adjusted Net Income (as hereinafter defined) of not less than $6,939,889 for the fiscal year ending December 31, 2010 (the “Target Income”). The Pledged Shares will be released from the pledge and returned to Firm Success if the Company achieves the Target Income. If the Target Income is not met, the Pledged Shares will be distributed pro rata to the holders of the Units. “Adjusted Net Income” means net income for the year ending December 31, 2010, as reported in the audited financial statements of the Company, as filed with the United States Securities and Exchange Commission, plus (a) stock based compensation charges associated with closing the Share Exchange and this Offering, and (b) cash charges related to the Share Exchange and this Offering, which (a) and (b) shall not exceed $705,000 in the aggregate.

On November 10, 2010, Firm Success entered into a Guarantee in favor of Laidlaw, as representative of the Purchasers, whereby Firm Success unconditionally and irrevocably guaranteed the full and punctual attainment of the Target Income (as described above).

Results of Operations

The Company had no revenues and expenses of $20,950 in the three month period ended September 30, 2010, as compared to revenues of $4,000 and expenses of $17,713 in the comparable three month period of 2009. The increase in expenses for the third quarter of 2010, in comparison with the third quarter of 2009, was primarily attributable to an increase in legal fees incurred during the quarter ended September 30, 2010 in connection with the Reverse Merger Transaction.

The Company had revenues of $3,750 and expenses of $52,766 in the nine month period ended September 30, 2010, as compared to revenues of $4,000 and expenses of $58,041 in the comparable nine month period in 2009. The decrease in expenses for the nine month period in 2010, in comparison to the nine month period in 2009, was primarily attributable to lower overall legal, accounting, filing and stock transfer expenses incurred during the nine month period of 2010 as compared with 2009.

Subsequent to November 10, 2010, the operations of the Company will be the operations of Dynamic, and its variable interest entity Anhui. Accordingly, the Company expects revenues and expenses to increase substantially in the quarter ended December 31, 2010 and thereafter. This From 10-Q should be read in conjunction with the financial statements of Dynamic for the six months ended June 30, 2010 and 2009, and the financial statements of Anhui for the years ended December 31, 2009 and 2008, both of which will be included in the Company’s Form 8-K disclosing the transaction.

Liquidity and Capital Resources

During the nine month period ended September 30, 2010, the Company financed its operations from existing funds and proceeds from private placement sales of its restricted Common Stock. As of September 30, 2010, the Company had no cash on hand. On November 10, in connection with the Reverse Merger Transaction, the Company completed a sale of Common Stock with cash gross proceeds of  $4,450,072. The Company intends to use the proceeds of this financing to build a cooked food production line at Anhui’s facilities, expand Anhui’s current raw food production line, and for transaction-related and future public company expenses.

Dynamic Ally realized net income of $3,152,528 and $142,704 in the six months ended June 30, 2010 and 2009, respectively, and net income of $2,489,323 and $5,961,391 in the years ended December 31, 2009 and 2008, respectively. As of June 30, 2010, Dynamic Ally had retained earnings of $11,607,590 (of which $1,142,284 were appropriated as reserves pursuant to Dynamic Ally’s articles of incorporation), and cash balances in the amount of $1,859,417. Notwithstanding Dynamic Ally’s history of profits and retained earnings, Dynamic Ally had serious working capital deficiencies in the amount of $7,523,015 as of June 30, 2010 and $12,804,524 as of December 31, 2009, arising primarily from Dynamic Ally’s practice of borrowing funds in the form of both short and long term bank loans payable to supplement government grants to fund its capital expansion projects, which include modernization of the current breeding facilities, and construction of a new organic fertilizer plant that was sold in May 2010. Dynamic Ally believes that it will be able extend a substantial portion of its current loans payable, or issue new debt or equity to repay loans that come due during the remainder of 2010. Through September 2010, Dynamic Ally had extended or replaced approximately $10.4 million in current bank loans that matured after December 31, 2009. The balance of Dynamic Ally’s working capital deficiency is expected to be eliminated from future profitable operations. Dynamic Ally believes that the refinancing strategies referred to above mitigate the serious deficiencies in working capital as of June 30, 2010 and December 31, 2009.

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

November 2010

In connection with the Reverse Merger Transaction, on November 10, 2010 the Company entered into and received Subscription Agreements from the Purchasers for the sale of Units for cash gross proceeds of $4,450,072, each unit consisting of (i) four (4) shares of Common Stock and (ii) a Warrant to purchase one (1) share of Common Stock at an exercise price of $4.00. The Warrants are exercisable for a period of three years from the date of Closing. Net proceeds from the sale were $4,450,072.

Pursuant to the Placement Agent Agreement dated as of February 8, 2010 with Laidlaw, Laidlaw received (i) a cash payment equal to 8% of the amount raised by Laidlaw in the Financing and (ii) five-year warrants to acquire 200,002 of shares of Common Stock, at an exercise price of $4.00 per share. The warrants issued to the Placement Agent may be exercised on a cashless exercise basis.

The Warrants (including those issued to Laidlaw) are exercisable, in the aggregate for up to 847,925 shares of the Company’s Common Stock. Pursuant to the Warrants, no holder may exercise such holder’s Warrant if such exercise would result in the holder beneficially owning in excess of 4.9% of the Company’s then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing the Company with 61 days’ notice that such holder wishes to increase or decrease this limitation.

On November 10, 2010 the Company entered into a Registration Rights Agreement with the Purchasers, under which the Company agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 providing for the resale of (i) all of the shares of Common Stock (ii) all of the shares of Common Stock issuable upon exercise of the Warrants, (iii) all of the shares of Common Stock issuable upon exercise of the warrants issued to the Placement Agent (iv) any additional shares issuable in connection with any anti-dilution provisions associated with such preferred stock and warrants, and (v) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the Registrable Securities.

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the Closing Date, and declared effective by the SEC not later than 120 days from the Closing Date.

The Company is required to pay liquidated damages to each Purchaser in an amount equal to one percent of the Purchaser’s purchase price paid for any Registrable Securities then held by the Purchaser under the Subscription Agreement for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that we fail to keep the registration statement effective. The liquidated damages increases to 2% of the Purchaser’s purchase price for any Registrable Securities held after the first thirty (30) calendar day period thereafter.

In the event the Company is unable to register for resale under Rule 415 all of the registrable securities in the registration statement due to limits imposed by the SEC’s application of Rule 415, the Company will file a registration statement covering the resale of such lesser amount of registrable securities as the Company is able to register and use its reasonable best efforts to have that registration statement become effective as promptly as possible and, when permitted to do so by the SEC, the Company will file subsequent registration statement(s) covering the resale of any registrable securities that were omitted from previous registration statement and use its reasonable best efforts to have such registration declared effective as promptly as possible.

In addition to the foregoing registration rights, the Registration Rights Agreement grants holders of registrable securities customary piggy back rights during any time when there is not an effective registration statement providing for the resale of the registrable securities.

On the Closing Date, the Company entered into the “Escrow Agreement with Laidlaw, on behalf of the Purchasers, and Firm Success, pursuant to which Firm Success agreed to deposit and pledge 1,466,097 shares of the Company’s common stock into an escrow account, which Pledged Shares shall represent 30% of Firm Success’ shares, as security for the Company achieving Adjusted Net Income (as hereinafter defined) of not less than $6,939,889 for the fiscal year ending December 31, 2010. The Pledged Shares will be released from the pledge and returned to Firm Success if the Company achieves the Target Income. If the Target Income is not met, the Pledged Shares will be distributed pro rata to the holders of the Units. “Adjusted Net Income” means net income for the year ending December 31, 2010, as reported in the audited financial statements of the Company, as filed with the United States Securities and Exchange Commission, plus (a) stock based compensation charges associated with closing the Share Exchange and this Offering, and (b) cash charges related to the Share Exchange and this Offering, which (a) and (b) shall not exceed $705,000 in the aggregate.

On November 10, 2010, Firm Success entered into a Guarantee in favor of Laidlaw, as representative of the Purchasers, whereby Firm Success unconditionally and irrevocably guaranteed the full and punctual attainment of the Target Income (as described above).

February to April 2010

On February 22, March 5, April 27, and April 29, 2010, the Registrant sold an aggregate of 16,667 shares of authorized, previously unissued Common Stock for aggregate cash proceeds of $ 25,000, or $1.50 per share. The securities were purchased by four (4) accredited investors. There were no underwriting discounts or commissions paid in the transactions. The proceeds received from the sales were used as operating capital by the Company to cover its on-going costs and expenses. Exemption from the registration provisions of the Securities Act of 1933 for the four (4) purchase transactions described was claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that none of the transactions involved any public offering and that the purchasers were accredited investors having access to the kind of information that registration would provide. Appropriate investment representations were obtained, and the securities were issued bearing restricted securities legends and subject to stop-transfer instructions to the Company’s Transfer Agent.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

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

ITEM 6	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARKVIEW GROUP, INC.

November 15, 2010	By:	/ s/ Wu Qiyou
Wu Qiyou
(Principal Executive Officer)

November 15, 2010	By:	/s/ David Dodge
David Dodge
(Principal Financial Officer)