Form 10-K
period 2010-12-31
ANHUI TAIYANG POULTRY CO INC
filed 2011-04-15
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 000-53491

ANHUI TAIYANG POULTRY CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0918608
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

No. 88, Eastern Outer Ring Road, Ningguo City, Anhui Province, 242300, People’s Republic of China
(Address of principal executive offices)

Registrant’s telephone number, including area code: (+86) 0563-430-9999

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, based on the closing sales price of the Common Stock as quoted on the OTC Bulletin Board was $250,807.50. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 14, 2011, there were 10,440,033 shares of registrant’s common stock outstanding.

PART I

ITEM 1.	BUSINESS.

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Anhui Taiyang Poultry Co., Inc. (“Anhui”) and its wholly-owned subsidiaries, Dynamic Ally Limited, a British Virgin Islands company (“Dynamic Ally”), Ningguo Taiyang Incubation Plant Co., Ltd., a Chinese wholly foreign owned enterprise (“Ningguo”) and Anhui Taiyang Poultry Co., Ltd., (“Taiyang”) a Chinese limited liability company that has entered into a series of contractual obligations with Ningguo, collectively referred to as “we”, “us” or the “Company”.

Company History

Anhui Taiyang Poultry Co., Inc. was incorporated in the State of Delaware on April 7, 1999 as The Parkview Group, Inc. From inception through November 2010, we were in the business of providing management consulting services to corporate clients.

On November 10, 2010 (the “Closing Date” and the closing of the reverse merger transaction, the “Closing”), we executed and consummated a share exchange agreement by and among Dynamic Ally and the stockholders of 100% of Dynamic Ally’s common stock (the “Dynamic Ally Shareholders”), on the one hand, and certain holders of our issued and outstanding common stock (the “Representative Shareholders”) on the other hand (the “Share Exchange Agreement” and the transaction, the “Reverse Merger Transaction”).

In the Reverse Merger Transaction, Dynamic Ally’s shareholders exchanged their shares of Dynamic Ally for newly issued shares of our common stock. As a result, upon completion of the Reverse Merger Transaction, Dynamic Ally became our wholly-owned subsidiary.

Dynamic Ally owns 100% of Ningguo, which is a wholly foreign owned enterprise (“WFOE”) under the laws of the People’s Republic of China (“China” or the “PRC”). Ningguo has entered into a series of contractual arrangements (as further described below under the heading “Organizational Structure”) with Taiyang, a limited liability company headquartered in, and organized under the laws of, the PRC.

As a result of the Reverse Merger Transaction, we acquired 100% of the capital stock of Dynamic Ally and consequently, control of the business and operations of Dynamic Ally, Ningguo, and Taiyang.

Effective January 20, 2011, we changed our name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.”

Organizational Structure

Dynamic Ally is a holding company incorporated in British Virgin Islands. Since incorporation, Dynamic Ally has not conducted any substantive operations of its own except for holding 100% equity interests of Ningguo.

Ningguo is a limited liability company organized in the PRC on May 25, 2010. Ningguo was formed by Dynamic Ally. Other than the activities relating to its contractual arrangements with Taiyang as described below, Ningguo has no other business operations.

Taiyang is a limited liability company organized in the PRC in June 1996. Taiyang holds the government licenses and approvals necessary to operate the duck farming business in China. We do not own any equity interests in Taiyang, but control and receive the economic benefits of its business operations through contractual arrangements. Through Ningguo, we have contractual arrangements with Taiyang and its owners pursuant to which we provide consulting and other general business operation services. We will receive distributions from our consolidated affiliates only to the extent service fees are paid to Ningguo under these series of agreements and further distributed as dividends or other shareholder distributions by Ningguo through Dynamic Ally. Through these contractual arrangements, we also have the ability to substantially influence their daily operations and financial affairs, since we are able to appoint their senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, which enable us to control Taiyang and to receive, through Ningguo, all of its profits, we are considered the primary beneficiary of Taiyang. Accordingly, we consolidate its results, assets and liabilities in our financial statements.

Contractual Arrangements with Taiyang and its Stockholders

Our relationships with Taiyang and its owners are governed by a series of contractual arrangements, as we (including our subsidiaries) do not own any equity interests in Taiyang. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. Under Chinese laws, each of Ningguo and Taiyang is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Ningguo and Taiyang, Taiyang does not transfer any other funds generated from its operations to Ningguo.

On May 26, 2010, Ningguo entered into the following contractual arrangements with Taiyang:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Ningguo and Taiyang, Ningguo has the exclusive right to provide to Taiyang general services related to the current and proposed operations of Taiyang’s business in the PRC (the “Services”). Ningguo also sends employees to Taiyang and Taiyang bears the costs and expenses for such employees. Under this agreement, Ningguo owns the intellectual property rights developed through the Services provided to Taiyang. Taiyang pays a quarterly consulting service fee in Renminbi (“RMB”) to Ningguo that is equal to all of Taiyang’s net income for such quarter. The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) Taiyang causes a material breach of this agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Ningguo terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement. Additionally, Ningguo may terminate the consulting services agreement without cause.

Operating Agreement. Pursuant to the operating agreement among Ningguo, Taiyang and the owners of Taiyang who collectively hold 100% of the issued and outstanding equity interests of Taiyang (collectively the “Taiyang Owners”), Ningguo provides guidance and instructions on Taiyang’s daily operations, financial management and employment issues. The Taiyang Owners must designate the candidates recommended by Ningguo as their representatives on Taiyang’s board of directors. Ningguo has the right to appoint senior executives of Taiyang. In addition, Ningguo agrees to guarantee the performance of Taiyang under any agreements or arrangements relating to Taiyang’s business arrangements with any third party. Taiyang, in return, agrees to pledge its accounts receivable and all of its assets to Ningguo. Moreover, Taiyang agrees that without the prior consent of Ningguo, Taiyang will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Taiyang, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement shall last for the maximum period of time permitted by law from May 26, 2010, and may be terminated only upon Ningguo’s thirty (30) day prior written notice to Taiyang.

Equity Pledge Agreement Under the equity pledge agreement between the Taiyang Owners and Ningguo, the Taiyang Owners pledged all of their equity interests in Taiyang to Ningguo to guarantee Taiyang’s performance of its obligations under the consulting services agreement. If Taiyang or the Taiyang Owners breach their respective contractual obligations, Ningguo, as pledgee, will be entitled to certain rights, including, but not limited to, the right to sell the pledged equity interests, the right to vote and control the pledged assets. The Taiyang Owners also agreed, that upon occurrence of any event of default, Ningguo shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the Taiyang Owners to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Ningguo may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Taiyang Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice Ningguo’s interest. The equity pledge agreement will expire in two years after Taiyang’s obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement. Under the option agreement between the Taiyang Owners and Ningguo, the Taiyang Owners irrevocably granted Ningguo or its designated person an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Taiyang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable Chinese law. Ningguo or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law from May 26, 2010.

Voting Rights Proxy Agreement. Pursuant to the voting rights proxy agreement among Ningguo, the Taiyang Owners, and Taiyang, the Taiyang Owners agreed to entrust all the rights to exercise their voting power to designee(s) of Ningguo. Such designee(s) shall have the right to exercise the Taiyang Owners’ voting and other rights, including the attendance at and the voting of their shares at Taiyang’s shareholders meetings (or by written consent in lieu of meetings) in accordance with applicable laws and Taiyang’s Article of Association. This agreement may not be terminated without the unanimous consent of all parties, except that Ningguo may, by giving a thirty (30) day prior written notice to the Taiyang Owners, terminate the voting rights proxy agreement, with or without cause.

Current Corporate Structure

We conduct substantially all of our business operations through Taiyang. Chinese law currently has limits on foreign ownership of certain businesses which prohibit non-Chinese persons from having direct ownership interests. To comply with these foreign ownership restrictions, neither we nor our subsidiaries own any equity interests in Taiyang, but control and receive the economic benefits of its business operations through contractual arrangements.

The following diagram illustrates our current corporate structure:

Operations

Our operations are carried out in the PRC by Taiyang. Founded in 1996, Taiyang raises, processes and markets ducks and ducks related food products.

•	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by food processing unit;
•	Feed Unit – produces duck feed for internal use and external sale; and
•	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

Our units are fully integrated to maximize production efficiency and profits. By manufacturing our own feed to nourish our livestock, and by using our internal production stock to supply our food unit, we reduce both our cost and our reliance on the quality of product provided by outside vendors. We save by leveraging shared overhead, reduced marketing and distribution costs, and reduced transportation costs, to name a few savings derived from our structure.

Breeding Unit

Duck breeding is generally comprised of a system of grandparent, parent and production stock. Grandparent ducks are master breeding stock that we import from Cherry Valley Farms in the United Kingdom. Cherry Valley SM3 grandparent ducks are well-known worldwide for their breeding abilities. These grandparent ducks produce offspring parent ducks, which in turn produce offspring that will either mature into additional parent ducks to breed, or will not be capable of reproduction and will be used for production stock. Once the breeding ducks have exceeded their breeding period, they are then used in production stock.

We currently have production capacity to support approximately 8,400 grandparent ducks, which are capable of producing approximately 150,000 parent ducks annually. These parent ducks in turn could produce an estimated 30,000,000 ducklings per year.

Our Cherry Valley Grandparent Duck Breeding Center is the only Cherry Valley grandparent breed duck cultivation and incubation center in Anhui Province. It was established in 1999, with an area of nearly 30,000 square meters and can produce 600,000 parent breed duck seedlings per year.

Our parent duck breeding center consists of six large-scale parent duck breeding plants.

The commercial duck incubation center is equipped with advanced intelligent temperature controlled incubation equipment. The central computer controlled equipment maintains sealed incubation and sterilization. We have has implemented epidemic prevention procedures according to international Duck Incubation Standards.

We contract with surrounding farmer households in the raising of ducks outside the province of Anhui to supplement our current capacity. Utilizing this method, we have instituted standardized housing, raising, feeding, disease control, immunization and waste removal for these outside locations. We plan to expand farmer households to eventually raise 50 million commercial ducks annually.

Feed Unit

The Feed Processing Plant is a highly advanced computerized facility that processes, packages and loads / unloads various types of feed. It has annual production capacity of 100,000 metric tons and has an attached production development and quality testing institution. It develops and manufactures and sells a variety of different feeds utilized at various times in the life cycle of an animal.

Food Processing Unit

The Duck Slaughter Processing Plant operates in accordance with European, Japanese and Korean standards. It has an annual slaughtering capacity of 15,000,000 ducks and distributes in excess of 100 different kinds of products.

Sales

Sales to external customers during the years ended December 31, 2010 and 2009 by unit were as follows:

	2010	2009

Breeding Unit	$12,596,488	$7,704,942
Feed Unit	13,886,122	50,592
Food unit	15,206,128	21,104,165

	$41,688,738	$28,859,699

We also transact a substantial amount of intercompany feed product sales from the Feed Unit to the Breeding Unit, as well as sales of other products between units. Intercompany sales during the years ended December 31, 2010 and 2009 by unit were as follows:

	Buying Unit
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$218,016	$—	$—	$—
Feed Unit	13,241,455	—	—	12,387,362	—	—
Food unit	—	8,681	—	51,137	—	—

	$13,241,455	$8,681	$218,016	$12,438,499	$—	$—

During 2009, the Feed Unit did not have any sales to external customers. During 2010, the Feed Unit made substantially all of its external sales to one customer.

Customers

Our major seedling clients include provincial level duck breeding farms which are located in Shandong province (Dezhou, Bingzhou, Hezhe), Jiangsu province (Nanjing, Xuzhou, Suzhou, Lianyungong), Henan (Zhengzhou, Zhumadian), Anhui (Hefei, Wuhu, Tonglin, Anqing, Huibei, Chuzhou, Pengbu), Zhejiang province (Huzhou, Jiaqing, Lishui, Baoshan), Shanghai, Guangdong (Guangzhou, Nanhai), Guangxi province, Liaoning province, Hebei province and Jiangxi province.

Our major commercial duck clients include two individual distributors, as well as fair trade markets in big or middle cities, such as Nanjing, Jiujiang, Wuhu, Hangzhou and Shanghai.

Our feed products have been historically sold primarily to one distributor, who is an individual.

Major processed duck meat clients include meat food wholesale markets in big or middle cities, such as Hangzhou, Nanjing, Wuhan, Nanchang, Kunming, Guangzhou, Bengbu and Huainan.

Competition

Major competitors include Henan Huaying Company and Shangdong Weifang Legong Company.

Government Regulations

Compliance with Circular 106 and the 2006 M&A Regulations

On May 29, 2007, SAFE issued an official notice known as “Circular 106”, which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors”, issued jointly by Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce (“SAIC”), China Securities Regulatory Commission and SAFE in August 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity was used as consideration.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC operating subsidiary include the Company Law of the PRC (1993), as amended in 1999, 2004 and 2005 respectively, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, our operating subsidiary Ningguo may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, Ningguo is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a WFOE has the discretion to allocate a portion of its after-tax profits to its staff welfare and bonus funds. After the allocation of relevant welfare and funds, the equity owners can distribute the rest of the after-tax profits provided that all the losses of the previous fiscal year have been made up.

Taxation

The applicable income tax laws, regulations, notices and decisions (collectively referred to as “Applicable PRC Enterprises Tax Law”) related to foreign investment enterprises and their investors mainly include the following:

•    Notice Relating to Taxes Applicable to Foreign Investment Enterprises / Foreign Enterprises and Foreign Nationals in Relation to Dividends and Gains obtained from Holding and Transferring of Shares promulgated by State Tax Bureau on July 21, 1993;

• Amendments to the Income Tax Law Applicable to Individuals of the PRC promulgated by Standing Committee of the National People’s Congress (“NPC”) on October 31, 1993;

• Notice on Relevant Policies Concerning Individual Income Tax issued by Ministry of Finance and the State Tax Bureau on May 13, 1994;

• Notice on Reduction of Income Tax in Relation to Interests and Gains Derived by Foreign Enterprises from the PRC, promulgated by the State Council on November 18, 2000; and

• Enterprise Income Tax Law of the PRC (“New EIT Law”) issued by NPC on March 16, 2007, which came into effect on January 1, 2008.

Enterprise Income Tax

We are subject to income, withholding, business and other taxes on income generated in the jurisdictions in which we do business.

Taiyang is exempt from corporate income tax due to the nature of its business. Beginning 2006, the PRC government instituted a tax exemption policy for certain aspects of the agricultural industry. Taiyang’s business qualifies as tax exempt. The exemption relates to unprocessed agricultural products and is granted by the relevant taxing authority on a year-by-year basis. There is no stated expiration to the exemption, and while Taiyang expects to continue to receive favorable tax treatment, changes in government policy or the nature of Taiyang’s operations could result in Taiyang being required to pay income taxes.

Ningguo is subject to corporate income tax in the PRC at a rate of 10% as a non-resident enterprise, as well as business tax at a rate of 5% on service income.

Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains.

Anhui is subject to United States income tax at a rate of 35%.

Because all of the profits of Taiyang are owed to Ningguo pursuant to the Consulting Services Agreement between Taiyang and Ningguo, and all of the profits of Ningguo are in turn owed to Dynamic Ally pursuant to a similar agreement between Ningguo and Dynamic Ally, such income is subject to 5% business tax and 10% PRC non-resident income tax.

Value Added Tax

The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994 and were amended in 2008. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

Taiyang has been recognized as an ordinary value added tax payer by the Development Zone Branch of State Taxation Bureau in Ningguo City since May 1, 2006, with the following exceptions:

•
According to the written certificate issued by the Development Zone Branch of State Taxation Bureau in Ningguo City on April 29, 2010, the feed products of Taiyang are exempted from value added tax; and

•	In accordance with the Provisional Regulations on value added tax, duck seedlings and duck eggs produced by Taiyang are classified as farm produce which are exempted from value added tax.

Business Tax

According to the Provisional Regulations of the PRC Concerning Business Tax promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994, which was revised by the State Council on November 10, 2008 and enforced from January 1, 2009, business that provides services, assigns intangible assets or sells immovable property became liable to business tax at a rate ranging from 3 to 5% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. Consulting services of Ningguo are subject to business tax at a rate of 5%.

WFOE

WFOEs are governed by the Law of the PRC Concerning Enterprises with Sole Foreign Investments, which was promulgated on April 12, 1986 and amended on October 31, 2000, and its Implementation Regulations promulgated on December 12, 1990 and amended on April 12,2001 (together the “Foreign Enterprises Law”).

(a)	Procedures for establishment of a WFOE

The establishment of a WFOE will have to be approved by the MOFCOM (or its delegated authorities). If two or more foreign investors jointly apply for the establishment of a WFOE, a copy of the contract between the parties must also be submitted to the MOFCOM (or its delegated authorities) for its record. A WFOE must also obtain a business license from the SAIC before it can commence business.

(b)	Nature

A WFOE is a limited liability company under the Foreign Enterprises Law. It is a legal person which may independently assume civil obligations, enjoy civil rights and has the right to own, use and dispose of property. It is required to have a registered capital contributed by the foreign investor(s). The liability of the foreign investor(s) is limited to the amount of registered capital contributed. A foreign investor may make its contributions by installments and the registered capital must be contributed within the period as approved by the MOFCOM (or its delegated authorities) in accordance with relevant regulations.

(c)	Profit distribution

The Foreign Enterprise Law provides that after payment of taxes, a WFOE must make contributions to a reserve fund, an enterprise development fund and an employee bonus and welfare fund. The allocation ratio for the employee bonus and welfare fund may be determined by the enterprise. However, at least 10% of the after tax profits must be allocated to the reserve fund. If the cumulative total of allocated reserve funds reaches 50% of an enterprise’s registered capital, the enterprise will not be required to make any additional contribution. The reserve fund may be used by a WFOE to make up its losses and with the consent of the examination and approval authority, can also be used to expand its production operations and to increase its capital. The enterprise is prohibited from distributing dividends unless the losses (if any) of previous years have been made up. The development fund is used for expanding the capital base of the company by way of capitalization issues. The employee bonus and welfare fund can only be used for the collective benefit and facilities of the employees of the WFOE.

Catalogue for the Guidance of Foreign Investment Industries

China issued the Catalogue for the Guidance of Foreign Investment Industries (“Guidance Catalogue”) in 1995, which was amended in 2002, 2004 and 2007 respectively. The current version of the Guidance Catalogue was promulgated by the MOFCOM and the National Development and Reform Commission (“NDRC”) on October 31, 2007 and became effective as of December 1, 2007, which retains the classification methodology and organizational structure used in the previous versions without significant changes. The Guidance Catalogue divides foreign investments into four categories:

    (i) Encouraged Category. There are various incentives and preferential treatments for “encouraged” projects, mainly tax exemptions and rebates. Most foreign investment projects in the “encouraged” sector are allowed to take the form of WFOE;

    (ii) Permitted Category. Sectors not listed therein belong to the “permitted” category and they are determined by the rule of exception. Therefore, unless the items are transferred among the “encouraged”, “restricted” and “prohibited” categories, any addition to or deletion from the “encourage”, “restricted” and “prohibited” categories would consequently affect the scope of the “permitted” category. Like those in the “encouraged” sector, foreign investment projects in the “permitted” sector are allowed to take the form of WFOE. However, they are generally not eligible for extra incentives and preferential treatments;

    (iii) Restricted Category. There are stricter approvals or filing requirements for “restricted” projects. Furthermore, foreign investment projects in the “restricted” sectors may be required to take the form of Joint Venture. The foreign investors may only hold a minority interest in the investment projects; and

(iv) Prohibited Category. Foreign investments are not allowed in these sectors.

Foreign Exchange Controls

Major reforms have been introduced to the foreign exchange control system of the PRC since 1993.

On December 28, 1993, the People’s Bank of China (“PBOC”), with the authorization of the State Council issued the Notice on Further Reform of the Foreign Exchange Control System which came into effect on January 1, 1994. Other new regulations and implementation measures include the Regulations on the Foreign Exchange Settlement, Sale and Payments which were promulgated on June 20, 1996 and took effect on July 1, 1996 and which contain detailed provisions regulating the settlement, sale and payment of foreign exchange by enterprises, individuals, foreign organizations and visitors in the PRC and the regulations of the PRC on Foreign Exchange Control which were promulgated on January 1, 1996 and took effect on April 1, 1996 and which contain detailed provisions in relation to foreign exchange control.

The foreign exchange earnings of all PRC enterprises, other than those foreign investment enterprises (“FIE”), who are allowed to retain a part of their regular foreign exchange earnings or specifically exempted under the relevant regulations, are to be sold to designated banks. Foreign exchange earnings obtained from borrowings from foreign institutions or issues of shares or bonds denominated in foreign currency need not be sold to designated banks, but must be kept in foreign exchange bank accounts of designated banks unless specifically approved otherwise.

At present, control of the purchase of foreign exchange is relaxed. Enterprises within the PRC which require foreign exchange for their ordinary trading and non-trading activities, import activities and repayment of foreign debts may purchase foreign exchange from designated banks if the application is supported by the relevant documents. Furthermore, FIEs may distribute profit to their foreign investors with funds in their foreign exchange bank accounts kept with designated banks. Should such foreign exchange be insufficient, enterprises may purchase foreign exchange from designated banks upon the presentation of the resolutions of the directors on the profit distribution plan of the particular enterprise.

Although the foreign exchange control over transactions under current accounts has decreased, enterprises shall obtain approval from SAFE before they accept foreign-currency loans, provide foreign currency guarantees, make investments in foreign countries or carry out any other capital account transactions involving the purchase of foreign currencies.

In foreign exchange transactions, designated banks may freely determine applicable exchange rates based on the rates publicized by PBOC and subject to certain governmental restrictions.

On October 21, 2005, SAFE issued the Notice of the State Administration of Foreign Exchange on Exchange Control Issues Relating to Financing and Reverse Investment by Persons Resident in the People’s Republic of China Through Offshore Special Purpose Vehicles (“SAFE Notice No. 75”), which became effective as of November 1, 2005. According to the SAFE Notice No. 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Moreover, the SAFE Notice No. 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in the SAFE Notice No. 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who control our Company from time to time are required to register with the SAFE in connection with their investments in us.

Compliance with Environmental Laws

We are required to comply with several domestic environmental protection laws and regulations, including Environmental Protection Law of the People’s Republic of China, Law of the People’s Republic of China on Prevention and Control of Water Pollution, Law of the People’s Republic of China on the Prevention and Control of Atmospheric Pollution, Law of the People’s Republic of China on the Prevention and Control of Environmental Pollution by Solid Waste, Law of the People’s Republic of China on Prevention and Control of Pollution From Environmental Noise, Law of the People’s Republic of China on Appraising of Environment Impact and Regulations on the Administration of Construction Project Environmental Protection.

In accordance with the Environmental Protection Law of the People’s Republic of China adopted by the Standing Committee of the National People’s Congress on December 26, 1989, the bureau of environmental protection of the State Council sets the national guidelines for the discharge of pollutants. The provincial and municipal governments of provinces, autonomous regions and municipalities may also set their own guidelines for the discharge of pollutants within their own provinces or districts in the event that the national guidelines are inadequate. The subdivision environmental protection laws on control of pollution of water, air, solid waste and noise set more detailed rules, standards and specifications with respect to their areas of regulation.

Pursuant to the Environmental Protection Law and its subdivision laws, a company or enterprise which causes environmental pollution and discharges other polluting materials which endanger the public should implement environmental protection methods and procedures into their business operations. This may be achieved by setting up a system of accountability within the company’s business structure for environmental protection; adopting effective procedures to prevent environmental hazards such as waste gases, water and residues, dust powder, radioactive materials and noise arising from production, construction and other activities from polluting and endangering the environment. The environmental protection system and procedures should be implemented simultaneously with the commencement of and during the operation of construction, production and other activities undertaken by the company. Any company or enterprise which discharges environmental pollutants should report and register such discharge with relevant bureaus of environmental protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit.

In addition, the Law of the People’s Republic of China on Appraising of Environment Impact Issued by the National People’s Congress of China which came into effect on September 1, 2003 provides the methods and institutions for analyzing, predicting and appraising the impact of operation and construction projects that might incur after they are carried out. In case a construction project of any company or enterprise fails to pass the examination, the construction may not be started. Regulations on the Administration of Construction Project Environmental Protection Issued by the State Council of China which came into effect on November 29, 1998 provide that the building of construction projects having impacts on the environment within the territory of the People’s Republic of China shall compile or submit a report on environmental impact, a statement on environmental impact or a registration form on environmental impact in accordance with the extent of environmental impact of construction projects.

Employees

As of March 31, 2011, we had four full-time employees, which are all officers. As of March 31, 2011, Taiyang had 529 full-time employees, including 213 in the Breeding Unit, 43 in the Feed Unit, and 273 in the Food Unit. We and Taiyang consider relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have generally experienced growth since our inception, and realized revenues of approximately $41.7 million and $28.9 million in the years ended December 31, 2010 and 2009, respectively. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To effectively manage growth, we need to:

•	Hire, train, integrate and manage additional qualified technicians and breeding farm directors and sales and marketing personnel;
•	Implement additional, and improve existing, administrative, financial and operations systems, procedures and controls;
•	Continue to enhance manufacturing and customer resource management systems;
•	Continue to expand and upgrade our feed ingredient composition, poultry immunization system and breeding technology;
•	Manage multiple relationships with distributors, suppliers and certain other third parties; and
•	Manage our financial condition.

Our success also depends largely on our ability to anticipate and respond to expected changes in future demand for our products, and our ducks’ performance and disease resistance ability. If the timing of our expansion does not match market demand, our business strategy may need to be revised. If we over-expand and demand for our products does not increase as we may have projected, our financial results will be materially and adversely affected. However, if we do not expand, and demand for our products increases sharply, our business could be seriously harmed because we may not be as cost-effective as our competitors due to our inability to take advantage of increased economies of scale. In addition, we may not be able to satisfy the needs of current customers or attract new customers, and we may lose credibility and our relationships with our customers may be negatively affected. Moreover, if we do not properly allocate our resources in line with future demand for our products, we may miss changing market opportunities and our business and financial results could be materially and adversely affected. We cannot assure you that we will be able to successfully manage our growth in the future.

Outbreaks of poultry disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations.

Taiyang takes precautions to ensure that its flocks are healthy and that its production facilities operate in a sanitary and environmentally sound manner. While Taiyang has ability and experience in product quality improvement as well as poultry disease resistance, events beyond its control, such as the outbreak of avian influenza in 2006, may restrict its ability to conduct its operations and sales. An outbreak of disease could result in governmental restrictions on the import and export of products from Taiyang’s customers, or require it to destroy one or more of its flocks. This could result in the cancellation of orders by its customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects.

Worldwide fears about avian diseases, such as avian influenza, have depressed, and may continue to adversely impact, Taiyang’s sales. Avian influenza is a respiratory disease of birds. The milder forms occur occasionally around the world. Recently, there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has affected Asia since 2002. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. Although there are vaccines available for H5N1 and other forms of avian influenza, and the PRC government mandates, and Taiyang vaccinates its breeding stock against avian influenza, there is no guarantee that the disease can be completely prevented as the virus continues to mutate. Taiyang’s livestock have never been infected with avian influenza. Taiyang is required to maintain an immunization permit on an annual basis issued by the provincial Animal Husbandry Bureau.

Taiyang does not typically have long-term purchase contracts with its customers and its customers have in the past and could at any time in the future, reduce or cease purchasing products from them, harming our operating results and business.

Taiyang typically does not have long-term volume purchase contracts with their customers, and they are not obligated to purchase products from Taiyang. Accordingly, their customers could at any time reduce their purchases from Taiyang or cease purchasing their products altogether. In addition, any decline in demand for Taiyang’s products and any other negative development affecting its major customers or the poultry industry in general, would likely harm our results of operations. For example, if any of Taiyang’s customers experience serious financial difficulties, it may lead to a decline in sales of Taiyang’s products to such customer and our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivable related to sales to such customer.

Competition in the poultry industry with other poultry companies, especially companies with greater resources, may make us unable to compete successfully, which could adversely affect our business.

The Chinese poultry industry is highly competitive. In general, competitive factors in the Chinese duck industry include price, product quality, brand identification, breadth of product line and customer service. Taiyang’s success depends in part on its ability to manage costs and be efficient in the highly competitive poultry industry. Many of Taiyang’s competitors have greater financial and marketing resources. Because of this, we may not be able to successfully increase Taiyang’s market penetration or Taiyang’s overall share of the poultry market.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, sales expenses, marketing programs and expenditures to expand channels to market. Taiyang’s competitors may offer products with better market acceptance, better price or better quality. We may be adversely affected if Taiyang is unable to maintain current product cost reductions, or achieve future product cost reductions.

Taiyang competes against a number of other suppliers of ducks. Although it attempts to develop and support high-quality products that its customers demand, products developed by competing suppliers could render its products noncompetitive. If Taiyang fails to address these competitive challenges, there could be a material adverse effect upon our business, consolidated results of operations and financial condition.

Taiyang derives a significant portion of its revenues from a single distributor, the loss of which would significantly reduce Taiyang’s revenues and may impair its ability to operate profitably.

Taiyang has derived, and believes that it will continue to derive, a significant portion of its revenues from a single distributor, Yu Qigui. Revenue from Taiyang’s Feed Unit, which was $13.9 million in the year ended December 31, 2010, was almost exclusively a result of sales to this distributor. As a result, to the extent that such distributor continues to accounts for a large percentage of Taiyang’s revenue, the loss of this distributor could materially affect Taiyang’s ability to operate profitably. Since Yu Qigui accounted for approximately 33% of our revenue for the year ended December 30, 2010, the loss of this distributor would have a material adverse effect upon Taiyang’s business and may impair its ability to operate profitably.

Taiyang anticipates that this primary dependence on a single distributor will continue for the foreseeable future. There is a risk that the existing distributor will elect not to do business with us in the future or will experience financial difficulties. Furthermore, this distributor could experience financial difficulties, business reverses or the loss of orders or anticipated orders which reduces or eliminates the need for the products that it orders from Taiyang. If Taiyang does not develop relationships with new distributors, it may not be able to increase, or even maintain, its revenue, and its financial condition, results of operations, business and/or prospects may be materially adversely affected.

If demand for Taiyang’s products declines in the markets that it serves, its selling prices and overall sales will decrease. Even if the demand for its products increases, when such increase cannot outgrow the decrease in its selling price, our overall sales revenues may decrease.

Demand for Taiyang’s products is affected by a number of factors, including the general demand for the products in the end markets that it serves and the price attractiveness. A vast majority of its sales are derived directly or indirectly from end users who are duck raisers and large integrated duck companies whose duck seedling production is not sufficient for their own use. Any significant decrease in the demand for ducks may result in a decrease in Taiyang’s revenues and earnings. A variety of factors, including economic, health, regulatory, political and social instability, could contribute to a slowdown in the demand for ducks because demand for duck is highly correlated with general economic activities. As a result, even if the demand for Taiyang’s products increases, when the increase of demand cannot outgrow the decrease of selling price, our overall sales revenues may decrease.

Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and breeding stock.

Currently, all Taiyang’s raw materials are domestically procured. Profitability in the poultry industry is materially affected by the supply of parent breeding stocks and the commodity prices of feed ingredients, including corn, soybean cake, and other nutrition ingredients from numerous sources, mainly from wholesalers who collect the feed ingredients directly from farmers. As a result, the poultry industry is subject to wide fluctuations and cycles. These prices are determined by supply and demand factors. Prices for raw materials have been volatile in recent years. For instance, our average unit price for corn, one of our principal raw materials, increased from approximately $0.18 (RMB 1.44) per kilogram in 2006 to approximately $0.30 (RMB 1.97) per kilogram in March 2011, showing an increase of 67%. Historically, Taiyang’s financial results have improved when duck prices are high and feed prices are low and feed ingredients are in adequate supply. However, it is very difficult to predict when feed price spiral cycles will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed Taiyang uses for parent breeding stocks. In particular, weather patterns, the level of supply inventories and demand for feed ingredients, and the agricultural policies of the Chinese government affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and Taiyang’s ability to obtain feed ingredients, grow ducks or deliver products. Increases in the prices of feed ingredients will result in increases in raw material costs and operating costs.

Increased water, energy and gas costs would increase Taiyang’s expenses and reduce its profitability.

Taiyang requires a substantial amount, and as it expands its business it will require additional amounts, of water, electricity and natural gas to produce and process its duck products. The prices of water, electricity and natural gas fluctuate significantly over time. One of the primary competitive factors in the Chinese duck market is price, and it may not be able to pass on increased costs of production to its customers. As a result, increases in the cost of water, electricity or natural gas could substantially harm our business and results of operations.

Taiyang’s products might contain undetected defects that are not discovered until after shipping.

Although Taiyang has strict quality control over its products and it produces high-quality ducks supported by its know-how in feed ingredient composition, immunization system and breeding techniques gained through many years of business and continuous research and development, its products may contain undetected problems. Problems could result in a loss or delay in market acceptance of its products and thus harm our reputation and revenues.

The loss of key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Wu Qiyou, our founder, Chief Executive Officer, and chairman of our board of directors. In addition, our engineers and other key technical personnel are a significant asset and are the source of Taiyang’s technological and product innovations. Taiyang depends substantially on the leadership of a small number of farm directors and technicians who are devoted to research and development. Additionally, all of Taiyang’s packaged food products, accounting for approximately 36% and 73% of our revenue in 2009 and 2010, respectively, are sold through third party distributors. The loss of these distributors could have a material adverse effect on our business, results of operations and financial condition. We believe Taiyang’s future success will depend upon its ability to retain these key employees and sales distributors. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support Taiyang’s anticipated growth. Despite the incentives we provide, our current employees may not continue to work for Taiyang, and if additional personnel are required for Taiyang’s operations, we may not be able to obtain the services of additional personnel necessary for Taiyang’s growth. In addition, we do not maintain “key person” life insurance for any of Taiyang’s senior management or other key employees. The loss of the key employees or the inability to attract or retain qualified personnel, including technicians, could delay the development and introduction of, and have an adverse effect on Taiyang’s ability to sell, its products, as well as its overall growth.

In addition, if any other members of Taiyang’s senior management or any of its other key personnel join a competitor or form a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members.

We have made inter-enterprise loans that may be in violation of PRC lending regulations.

As of December 31, 2010 and 2009, the Company had outstanding $4,268,057 and $2,816,943, respectively, of unsecured loans receivable from unrelated parties. These loans, and other loans made by the Company during the years ended December 31, 2009 and 2010 that were repaid prior to the end of the respective reporting period, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules.

We do not have any registered patents or other registered intellectual property on our production processes and we may not be able to maintain the confidentiality of our processes.

While we have four design patents relating to package bags for our products, we have no patents or registered intellectual property covering our production processes and we rely on the confidentiality of our production processes in producing a competitive product. The confidentiality of our know-how may not be maintained and we may lose any meaningful competitive advantage which might arise through our proprietary processes. Due to the lack of such protection, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary production technology. Monitoring unauthorized use of our production process is difficult, particularly in China. This may have a material adverse effect on our competitive advantage.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. Unlike the U.S. and other countries, product liability claims and lawsuits are extremely rare in the PRC. However, we cannot guarantee that we would not face liability in the event of any problems with our products, including disease or contamination. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposures and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

RISKS RELATED TO OUR CORPORATE STRUCTURE

We conduct our business through Taiyang by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Ningguo and Taiyang. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Taiyang and its owners) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 may require us to register with the relevant government authority the security interests on the equity interests in Taiyang granted to us under the equity pledge agreements that are part of the contractual arrangements. If we are required to register such security interests, failure to complete such registration in a timely manner may result in such equity pledge agreements to be unenforceable against third party claims.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If Ningguo or Taiyang are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC consolidated entities;

•	discontinuing or restricting the operations of our PRC consolidated entities;

•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

•	imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Taiyang and its owners may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Taiyang, and rely on contractual arrangements to control and operate Taiyang and its businesses. These contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Taiyang could fail to take actions required for our business despite its contractual obligation to do so. If Taiyang fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that the owners of Taiyang will act in our best interests.

Because we rely on the consulting services agreement with Taiyang for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Ningguo, our wholly owned subsidiary, and Taiyang. As a result, we currently rely entirely for our revenues on dividends payments from Ningguo after it receives payments from Taiyang pursuant to the consulting services agreement which forms a part of the contractual arrangements. The consulting services agreement may be terminated by written notice of Ningguo or Taiyang in the event that: (a) Taiyang causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Ningguo terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Ningguo may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Taiyang, the termination of the consulting services agreement would sever our ability to continue receiving payments from Taiyang under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on dividends paid by our consolidated operating entity to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entity for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by Taiyang, which are passed on to us through Ningguo. If any of our consolidated operating subsidiaries incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements Ningguo currently have in place with Taiyang, in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entity only out of its retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entity is restricted in its ability to transfer a portion of its net income to us whether in the form of dividends, loans or advances. As of December 31, 2010, we had retained earnings of approximately $21.3 million, of which approximately $2.0 million were appropriated as statutory reserves. Our retained earnings are not distributable as cash dividends. Any limitation on the ability of our consolidated operating subsidiaries to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Our Chief Executive Officer has potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Mr. Wu Qiyou, our Chief Executive Officer, is also the Chairman of Taiyang and executive director of Ningguo. Conflicts of interests between their respective duties to us and Taiyang may arise. As our director and executive officer, Mr. Wu Qiyou has a duty of loyalty and care to us under U.S. and BVI law when there are any potential conflicts of interests between our company and Taiyang. We cannot assure you, however, that when conflicts of interest arise, Mr. Wu will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, Mr. Wu may determine that it is in Taiyang’s interests to sever the contractual arrangements with Ningguo, irrespective of the effect such action may have on us. In addition, Mr. Wu could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Taiyang is obligated to remit to us under the consulting services agreement.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Taiyang or our officers or directors who are members of Taiyang’s management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Taiyang and its management, all of which are located in China.

RISKS RELATED TO DOING BUSINESS IN CHINA

Taiyang is subject to restrictions on making payments to us.

We are a holding company incorporated in Delaware and do not have any assets or conduct any business operations other than our indirect investments in Taiyang. As a result of the holding company structure, we rely entirely on payments from Taiyang under the contractual arrangements with Ningguo. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our common stock.

Labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

Because substantially all of our assets are located in the PRC, they may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials. Rising wages in China may increase our overall costs of production. In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production. If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and most of our officers reside outside the United States.

Although we are incorporated in Delaware, all of our business operations are conducted in China by Taiyang. Most of our officers and directors reside in China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Taiyang. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.

The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Delaware holding company and substantially all of our income is derived from the operations of Taiyang located in the PRC, which is contractually obligated to pay its quarterly profits to our WFOE. Therefore, dividends paid to us by our WFOE in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our WFOE. Shortages in the availability of foreign currency may restrict the ability of our WFOE to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency-denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. However, approval from the SAFE or its local branch is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

The land on which our facilities are located could be subject to appropriation by the PRC government.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We have acquired the land use rights for our facilities through 2055, however, under PRC law, land use rights can be revoked and the tenants forced to vacate at any time when re-development of the land is in the public interest. There is no assurance that the land use rights for this location will not be revoked.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our Common Stock and no market.

It is anticipated that there will be a limited trading market for the Common Stock on the Over-the-Counter Bulletin Board. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

You may have difficulty trading and obtaining quotations for our Common Stock.

The Common Stock may not be actively traded, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the agricultural industry;

•	announcements by relevant governments pertaining to incentives for agricultural development programs;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•
significant sales of our Common Stock, including sales by the investors following registration of the shares of Common Stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Common Stock.

Our officers, directors and principal shareholders own a controlling interest in our voting stock and Investors will not have any voice in our management.

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 52.65% of our outstanding Common Stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our Common Stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31, 2011 at the earliest, if at all. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices and our facilities are located in Ningguo City, Anhui Province, China. The table below provides a general description of our facilities, all of which are located in or around Ningguo City:

Location	Principal Activities	Land Area (m2)	Land Use Rights	Lease Expiration Date
No. 88 Eastern Outer Ring Road, Ningguo City	Principal executive office and food processing plant	113,112	Direct	n/a
Bali Village	Feed plant	28,800	Direct	n/a
Bali Village	Incubation center	77,013	Direct	n/a
Nanshan Village	Breeding center #1	1,467	Leased	April 2017
No. 72 Industrial Road, Ningguo City	Original Breeding Center	24,437	Direct	n/a
Bali Village	Breeding center #1	18,251	Direct	n/a
Bali Village	Breeding center #2	113,066	Leased	December 2011
Xia Village	Breeding center #3	18,386	Leased	May 2024
Jilin Village	Breeding center #4	35,153	Leased	June 2025
Xia Village	Breeding center #5	26,666	Leased	June 2037
Meilin Town Bridge Village	Breeding center #6	171,752	Leased	December 2028
Meilin Town Bridge Village	Breeding center #7	79,793	Leased	June 2029
Farm Village	Breeding center #8	166,665	Leased	September 2060
Bali Village	Grandparent Farm	10,384	Direct	n/a

We are not involved in investments in (i) real estate or interests in real estate, (ii) real estate mortgages, or (iii) securities of, or interests in, persons primarily engaged in real estate activities. All of our facilities and land rights are used for production purposes. We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “DUKS”. Prior to January 21, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol “PKVG”. Prior to October 19, 2009, there was no public market for our common stock. Prior to January 2010, there were no trades in our common stock. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Period	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter	$3.03	$1.20
Second Quarter	$12.00	$2.50
Third Quarter	$3.00	$0.77
Fourth Quarter	$3.00	$0.70

As of April 14, 2011, the last sale price for shares of our common stock was $1.50 per share. On June 1, 2010, a one-for-three reverse stock split was effective for our common stock. All share prices herein reflect this reverse stock split.

Stockholders

As of April 14, 2011, we had approximately 120 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. We will rely on dividends from our consolidated operating entity for our funds and PRC regulations may limit the amount of funds distributed to us from our consolidated operating entity, which will affect our ability to declare any dividends.

Securities authorized for issuance under equity compensation plans

None.

Penny Stock Regulations

Our shares of common stock are subject to the “penny stock” rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer’s net tangible assets or revenues. In the last case, the issuer’s net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer’s average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

We are a private breeder and seller of ducks and duck parts in the PRC. Our wholly-owned subsidiary, Dynamic, was incorporated in the British Virgin Islands on March 2, 2010. Dynamic owns 100% of the issued and outstanding capital stock of Ningguo. On May 26, 2010, Ningguo entered into a series of contractual agreements with Taiyang, in which Ningguo effectively assumed management of the business activities of Taiyang and has the right to appoint all executives and senior management and the members of the board of directors of Taiyang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement and Operating Agreement, through which Ningguo has the right to advise, consult and manage Taiyang and its business operations for a quarterly consulting fee equal to all of Taiyang’s quarterly net profit. We will receive distributions from our consolidated affiliates only to the extent service fees are paid to Ningguo under these series of agreements and further distributed as dividends or other shareholder distributions by Ningguo. To secure payment of the service fees, Taiyang’s shareholders have pledged their rights, titles and equity interest in Taiyang as security for Ningguo to collect the consulting fee from Taiyang through an Equity Pledge Agreement. In order to further reinforce Ningguo’s rights to control and manage Taiyang, Taiyang’s shareholders have granted Ningguo the exclusive right to exercise their voting rights pursuant to a Voting Rights Proxy Agreement, as well as the exclusive right and option to acquire all of their equity interests in Taiyang through an Option Agreement.

Taiyang was established in May 1996 under the laws of the PRC. Taiyang raises, processes and markets ducks and duck related food products through three business lines:

•	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Processing Unit;
•	Feed Unit – produces duck feed for internal use and external sale; and
•	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

The contractual arrangements completed in May 2010 provide that Dynamic has a controlling interest in Taiyang as defined by FASB Accounting Standards Codification 810, “Consolidation”, Section 10-15, “Variable Interest Entities”, which requires Dynamic to consolidate the financial statements of Ningguo and Taiyang.

Accordingly, the financial statements reflect the consolidated financial results of Dynamic, Ningguo, and Taiyang.

For the Years ended December 31, 2010 and 2009

Revenues

Revenues for the years ended December 31, 2010 and 2009 were $41,688,738 and $28,859,699, respectively. Revenues by business unit were as follows:

	2010	2009

Breeding Unit	$12,596,488	$7,704,942
Feed Unit	13,886,122	50,592
Food Unit	15,206,128	21,104,165

	$41,688,738	$28,859,699

Breeding Unit sales increased in 2010 compared with the same period of 2009, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Accordingly, when the market price for ducklings increases, we maximize our profits by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings.

The Feed Unit realized minimal sales in 2009 as products were primarily sold internally to the Breeding Unit. However, in 2010 we made significant sales of feed products to external customers through one distributor who is an individual. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, loss of that distributor would materially adversely affect such sales.

The Food Unit began its operations in 2008, and had significant sales in 2009 as sales and marketing efforts combined with lower market prices for ducklings. Food Unit sales were down in 2010 as compared with 2009 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market instead of used for Food Unit products.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the years ended December 31, 2010 and 2009, as follows:

	Buying Unit
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$218,016	$—	$—	$—
Feed Unit	13,241,455	—	—	12,387,362	—	—
Food unit	—	8,681	—	51,137	—	—

	$13,241,455	$8,681	$218,016	$12,438,499	$—	$—

During the years ended December 31, 2010 and 2009, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the years ended December 31, 2010 and 2009 were $32,521,474 and $24,670,485, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the years ended December 31, 2010 and 2009 were 22% and 15%, respectively. The increased gross margin was primarily the result of increased sales and resulting gross margins in the Feed Unit, which had negligible external sales in 2009.

Sales and marketing expenses

Sales and marketing expenses for the years ended December 31, 2010 and 2009 were $45,919 and $55,425, respectively. The slight decrease resulted from lower personnel and travel expenses in 2010.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2010 and 2009 were $5,249,205 and $1,347,787, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during 2010 due to (i) stock based compensation expense of in the amount of $2,081,122 recognized during 2010 related to shares issued in exchange for professional services, (ii) direct professional service expenses related to the Reverse Merger Transaction of $894,087 in 2010 compared with similar charges of only $148,750 in 2009, (iii) business tax of $265,509 in 2010, (iv) amortization of discounts on convertible debt in the amount of $95,000 in 2010, (v) higher overhead costs in 2010 associated with corporate growth, and more staffing for the public transaction and post-transaction accounting and administrative requirements.

Loss on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the year ended December 31, 2010, these charges amounts to $287,868.

Other income

In 2008, Taiyang began construction on an organic fertilizer manufacturing plant that it intended to complete in the second half of 2010. The fertilizer plant was to be used to process duck waste products into a saleable organic fertilizer product. In May 2009, Taiyang entered into an asset transfer agreement with an unrelated third party, whereby the buyer agreed to buy, and Taiyang agreed to sell, the fertilizer plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process. The sale price for the sold assets (as valued using the exchange rate on the sale date) was $3,886,431, of which $2,048,371 was paid in June 2010, $1,010,851 (as valued using the exchange rate on the payment date) was paid in December 2010, and $889,174 (as valued using the exchange rate at December 31, 2010) is due by May 31, 2011.

Taiyang recognized a gain on the sale of the fertilizer plant and related assets equal to the excess of the sale price over the carrying value of the sold assets, in the amount of $877,874.

Additionally, Taiyang previously wrote off an account receivable for the sale of a separate subsidiary with a sale price of $895,430 that was completed in 2005. During June 2010, Taiyang received payment for the prior account receivable. Accordingly, Taiyang recognized a gain from the collection of the account in this amount.

Subsidy income

From time to time, Taiyang receives subsidies from the PRC government. Subsidies used for current period expenditures are recognized as income in the period in which the benefit from the subsidy is realized by Taiyang. Certain of the subsidies are earmarked for particular capital improvement projects, and the completed projects must be approved by the government to ensure specifications were met. Subsidies that relate to depreciable property and equipment are recorded as an offset to the related capital accounts to which the subsidy relates.

Taiyang defers amounts received pursuant to capital subsidies until the projects are approved, at which time the deferred balances are recorded as an offset to the related capital accounts. As of December 31, 2010 and 2009, deferred subsidy funds received were $Nil and $717,954, respectively.

During the years ended December 31, 2010 and 2009, Taiyang recognized subsidy income of $954,986 and $339,981, respectively. During 2009, Taiyang recorded capital subsidies in the amount of $1,853,557, which were offset against the cost of the capital assets acquired with the funds.

Interest expense

Interest expense (net) for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

Interest income	$(241,676)	$(73,680)
Interest expense	1,473,697	536,573
Bank fees	137,175	77,598
Discounts from fair value on initial recognition of long term non-interest bearing loans	(42,061)	—
Amortization of debt discount	13,786	9,291
Imputed interest expense	107,859	5,142

	$1,448,780	$554,924

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was lower in 2010 than 2009 due to lower average interest-bearing cash deposits in 2010 than in 2009. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was higher in 2010 than in 2009 due to higher average bank loan balances in 2010 than in 2009. Taiyang also recognized a discount on the face value of certain zero-interest loans with a stated maturity date at their inception to adjust the carrying value to the fair value, and amortization expense to amortize the discount. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. In turn, Taiyang pays all of its profits to Dynamic Ally.

According to the applicable PRC Enterprises Tax Law, income such as rental, royalty and profits from the PRC derived by a foreign enterprise which has no establishment in the PRC or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax on such income. We recognized withholding tax expense amounting to $504,467 in the year ended December 31, 2010.

Net income

Net income for the years ended December 31, 2010 and 2009 was $4,314,611 and $2,489,323, respectively. The higher income in 2010 was the result of (i) increased profit from the Food Unit as margins improved, (ii) external sales from the Feed Unit in 2010, where no external sales were made in 2009, (iii) a gain on the sale of the fertilizer plant in 2010 in the amount of $877,874, and (iv) a gain from the collection of an account previously written off in the amount of $895,430. These improvements were offset by (i) stock based compensation expense of in the amount of $2,081,122 recognized during 2010, (ii) higher general and administrative expense relating to implementation of the Reverse Merger Transaction, and (iii) income and business tax expense in 2010 resulting from the contractual arrangements between Taiyang and Ningguo that were not in place in 2009, and (iv) higher interest expense associated with increased debt balances. We intend to continue to market our Feed and Breeding Unit products to external customers, as well as to continue to expand our processed food products. Additionally, the proceeds from the common stock sales completed in November 2010 and the first quarter of 2011 are to be applied primarily toward the construction of new cooked food processing line that we plan to put into production in late 2011.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2010 and 2009, we had unrestricted cash balances of $1,930,319 and $611,635, respectively, and working deficiency of $1,941,528 and $12,798,281, respectively. The substantial improvement in working capital deficiency from 2009 to 2010 was caused by (i) completion of the financing for gross cash proceeds of $5,107,472 during November 2010, (ii) a shift in bank loan balances from current to long term – while total bank loans payable increased from $13.7 million at December 31, 2009 to $18.9 million at December 31, 2010 as we used these proceeds to continue to grow our production capacity with investment in new duck breeding fields 6, 7 and 8, the current portion of bank loans payable decreased from $11.4 million to $7.9 million as we shifted a substantial portion of the loan due dates to 2013 and 2014, and (iii) continued profitable operations in 2010.

Prior to the Reverse Merger Transaction, we financed our operations through a combination of operating profit and short-term and long-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Annual Report on Form 10-K, we have not experienced any difficulty in raising funds through bank loans, and have not experienced any liquidity problems in settling our payables in the normal course of business and refinancing, extending, or repaying bank loans when they come due.

Significant Liquidity Events

In connection with the consummation of the Reverse Merger Transaction, on November 10, 2010, we consummated a private placement for the sale of units (the “Units”) consisting of (i) four (4) shares of common stock and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $4.00. Each Unit was priced at $8.00. Gross cash proceeds were $4,450,072, and we issued 2,225,036 shares of common stock and 556,259 warrants. We also exchanged $549,984 in previously issued debentures that were converted into Units at a price of $6.00 per Unit, for a total of 366,656 shares of common stock and 91,664 warrants. On November 16, 2010, we sold additional Units for gross cash proceeds of $657,400 pursuant to the same offering, and issued 328,700 shares and 82,175 warrants. In connection with the financing, we also issued 226,298 placement agent warrants with an exercise price of $4.00.

In March 2011, we consummated the sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection therewith, we also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years.

The proceeds from these financing transactions are being used principally to construct a new cooked food processing line at our facilities in Ningguo City, PRC. Upon completion of the cooked food processing line, which is expected to be completed in late 2011, we intend to manufacture, market, and sell ready-to-eat cooked food products through new and existing distribution channels. We believe that the demand for these types of finished food products is very strong in China, and we expect demand to remain strong for the foreseeable future as the urban Chinese “middle class” continues to expand. Cooked food products are expected to yield higher profit margins than our current products. The expected cost of the new production line is approximately $4.5 million.

In addition to these financings, during 2010 we were able to restructure a substantial portion of our bank debt from current to long term. Bank loans outstanding as of December 31, 2010 and 2009 were:

	2010	2009

Loans payable, current portion	$7,864,727	$11,408,179
Loans payable, long term portion	11,016,050	2,249,997
	$18,880,777	$13,658,176

Our long term debt comes due as follows:

2012	$2,304,368
2013	5,324,633
2014	3,387,049

Our working capital deficiency as of the end of 2009 was alleviated in 2010 by the equity financing, the debt restructuring, and continued profitable operations. As a privately held Chinese company prior to the Reverse Merger Transaction we had limited access to equity capital, and we funded our expansion through bank loans, a substantial portion of which were less than one year in term, but were renewed, repaid, or replaced with new loans on an annual basis. This approach resulted in a working capital deficiency on our balance sheet in past years. While we did not have any contracts or firm commitments to renew, extend or replace such debt, we have historically not experienced difficulty in doing so.

Cash Flow Statement

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Net cash generated from (used in) operating activities	$683,815	$(6,029,729)
Net cash used in investing activities	(8,778,048)	(2,705,553)
Net cash provided by financing activities	9,458,496	8,645,938
Effect of exchange rate difference on cash and cash equivalents	(45,579)	1,673
Cash and cash equivalents, beginning of period	611,635	699,306
Cash and cash equivalents, end of period	1,930,319	611,635

Net cash generated from (used in) was $683,815 in 2010 and ($6,029,729) in 2009. The increased cash generation is due principally to increased net income from improved sales and profit margins. Additionally, our accounts payable and accrued expenses decreased as we paid down our trade payables from available cash. Offsetting these increases to cash was an increase to accounts receivable in 2010 from 2009 resulting from increased sales combined with additional credit extended to our customers.

Net cash used in investing activities increased to $8,778,048 in 2010 from $2,705,553 in 2009. We increased investment in our breeding infrastructure during 2010 in order to position our company to support rapid growth, and to internally supply ducks for both the existing raw food processing business and the cooked food business that is under construction in 2011. We invested heavily into duck farms 5, 6, 7 and 8 in order to support the capacity expansion.

Net cash provided by financing activities was $9,458,496 in 2010, as compared with $8,645,938 in 2009. Bank borrowings, net of repayments, were $4,668,138 in 2010 as compared with $4,260,550 in 2009. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction, of which $100,016 was repaid in cash and the balance was converted into shares of our common stock. During 2010, we received net proceeds of $4,635,374 from the sale of common stock, as compared with a capital investment of $4,385,388 into Taiyang 2009.

Contractual Obligations

The following table sets forth our long term debt and other long term commitments as of December 31, 2010:

Contractual Obligations	Total	< 1 year	1-3 years	3-4 Years	> 5 years
Debt	$18,880,777	$7,864,727	$11,016,050	$—	$—
Operating Leases (1)	—	—	—	—	—

Total Contractual Obligations	$18,880,777	$7,864,727	$11,016,050	$—	$—

(1)
Taiyang leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depend upon unknown future market and production factors, the amount of future commitment cannot be quantified.

We believe that our current working capital is sufficient to sustain operations for at least the next 12 months.

Off-Balance Sheet Arrangements

None.

Financial Instruments and Other Instruments

Our financial instruments consist of cash and cash equivalents, trade accounts receivable, loans receivable, other receivables, prepaid and other current assets, amounts due from/to related parties, trade accounts payable and accrued liabilities, other accounts payable, and current loans payable. The fair values of these financial instruments approximate their carrying values due to the relatively short-term maturity of these instruments. Cash has been valued using the market value technique.

Critical Accounting Policies

See the disclosure regarding critical accounting policies in our financial statements attached hereto, beginning on page F-1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Annual Financial Statements for the years ended December 31, 2010 and 2009 are included herewith, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On November 10, 2010, we dismissed Thomas W. Klash (“Klash”), as our independent registered public accounting firm. The reports of Klash on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the reports of Klash for the fiscal years ended December 31, 2009 and 2008 indicated conditions which raised substantial doubt about our ability to continue as a going concern. The decision to change independent accountants was approved by our Board of Directors on November 10, 2010.

During our two most recent fiscal years and through November 10, 2010, we have had no disagreements with Klash on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Klash, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through November 10, 2010, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided Klash with a copy of this disclosure before its filing with the SEC. We requested that Klash provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from Klash stating that it agrees with the above statements. A copy of such letter was filed as Exhibit 16.02 to our Current Report on Form 8-K as filed on November 15, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2010, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	As of December 31, 2010, we had not established a Code of Conduct for the legal and ethical guidelines all our employees and directors should follow;

b)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

c)
We did not have critical accounting policies and procedures in place to provide guidance to accounting personnel. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

d)
We did not have formal anti fraud policies and procedures in place, nor do we conduct annual fraud risk assessments. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

e)
Our tone at the top was not sufficient to assure the directives of our Board of Directors were followed. Management did not obtain approval of the Board prior to entering into certain material contracts and agreements.

f)	We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest.

On March 7, 2011, the Board of Directors approved a Code of Conduct, and is in the process of distributing and reviewing the Code with all employees, directors, and officers.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and intend to institute formal accounting policies and procedures and fraud risk assessments. Management believes that hiring additional knowledgeable personnel will remedy the lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

Furthermore, the implementation of accounting policies and procedures will provide proper guidance to our accounting personnel to ensure that transactions are properly accounted for in a timely manner. In addition, conducting an annual fraud risk assessment will help to prevent possible material misstatements of financial statements and provide an additional mechanism to detect irregularities with our financial accounting procedures. Although these remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Schwartz Levitsky Feldman LLP, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors and Executive Officers

The names of our directors and executive officers and their ages, titles, and biographies as of December 31, 2010 are set forth below:

Name	Age	Position
Wu Qiyou	42	Chief Executive Officer and Chairman of the Board of Directors
David Dodge	36	Chief Financial Officer
Chen Beihuang	41	Vice General Manager and Director
Han Jialiang	45	Financial Controller and Director
He Zhiwei	45	Director
James J. Keil	83	Director

Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Currently, there are five seats on our board of directors.

Officers are elected by the board of directors and serve until their successors are appointed by the board of directors. Biographical resumes of each officer and director are set forth below.

Wu Qiyou has been our Chief Executive Officer and Chairman of the Board since November 2010. Mr. Wu is the founder, Chief Executive Officer, and Chairman of the Board of Directors of Anhui. Mr. Wu founded Anhui in 1996 and has acted as the principal executive officer since that date. Prior to founding Anhui, Mr. Wu was the production manager of Xin Ling Electrical Machinery Factory of Ningguo County. Mr. Wu received a degree in enterprise management from Beijing Society Correspondence University in 1992. Mr. Wu was originally selected to serve as a director due to his deep familiarity with our business and his extensive entrepreneurial background.

David A. Dodge has been our Chief Financial Officer since November 2010. Mr. Dodge has been an independent financial consultant since 2007, acting as interim CFO and/or providing accounting, management, and financial reporting services for TTC Technology Corp (formerly SmarTire Systems, Inc.)(TCLIF.PK), Futuremedia PLC (FMDAY.OB), and multiple privately held Chinese companies in the process of going public and raising capital in North America. Previously, Mr. Dodge served as CFO of NeoMedia Technologies, Inc. (OTCBB: NEOM), a U.S. public company, from 2002 through 2007. From 1999 to 2002, Mr. Dodge held various finance-related positions with NeoMedia, including Director of Financial Reporting, Director of Financial Planning, and Controller. Prior to his public company experience, Mr. Dodge was an auditor with Ernst & Young LLP from 1997 to 1999. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant (inactive).

Chen Beihuang has been our Vice General Manager and a Director since November 2010. Ms. Chen has served as Anhui’s Vice General Manager since May 1999. Ms. Chen earned a junior college degree from Hefei Industrial College in 1998. Prior to joining Anhui in 1999, Ms. Chen held various financial management and accounting positions at manufacturing companies in the PRC, including Ri Quan Photoelectric Company, Hong Xing Machinery Plant, Shan MenVehicle Transport Company, and Jiangnan Chemical Factory. Ms. Chen was selected to serve as a director due to her deep familiarity with our business and her substantial financial and accounting experience.

Han Jialiang has been our Financial Controller and a Director since November 2010. Mr. Han has served as Anhui’s Finance Controller since January 2000. Mr. Han has served as Taiyang’s Finance Controller since January 2000. Mr. Han received a junior college degree from Anhui Finance and Trade College in July 2006. Prior to joining Anhui in 2000, Mr. Han was Controller at Ningguo Industrial Group Company from August 1988 to May 1998, and was an auditor with Ningguo Audit Firm from May 1998 to December 1999. Mr. Han was selected to serve as a director due to his deep familiarity with our business and his substantial financial and accounting experience.

He Zhiwei has been a Director since November 2010. Mr. He has served as the Director and Chief Financial Officer of Chisen Technologies, Inc. since November 2008. From 1999 to 2001, Mr. He served as Strategic Commodity Manager of Worldwide Operations at Dell, Inc. From February 2001 to November 2006, Mr. He was responsible for capacity and service management of Capital One’s Technology Operations and Data Center Operations. In 2005, Mr. He became the Finance Manager at Capital One Global Financial Services, where he analyzed, reported and managed the financials and the annual operating budget of $130 million. In his tenure at Capital One Financial Corporation, Mr. He maintained a rigorous cost management discipline. From November 2006 to December 2007, Mr. He led the efforts at Circuit City Stores Inc. and BDA Inc. to develop private label branding strategies, consumer electronics products and video gaming accessories, where he minimized the dependency on non value-added brands. From December 2007 to November 2008, Mr. He played a leadership role at Amazon.com Inc. in maximizing Amazon’s segment share and profitability by developing and implementing the Private Label and Direct Import infrastructure and programs that had reinforced Amazon’s position as the global leader in online shopping for all products. Mr. He also helped rapidly expand and grow Amazon’s international retail business in Europe, Japan and China. Mr. He’s experience in finance and many years of senior management experience in a variety of sectors allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the Company.

James J. Keil. Mr. Keil has been a Director since November 2010. Mr. Keil is founder and President of Keil Partners, LLC, a marketing, consulting and government reseller firm started in November 2009 now located in Chicago, Illinois specializing in reselling hardware and software products and solutions to the various agencies of the U.S. federal government. Mr. Keil also been a Director of NeoMedia Technologies, Inc. (OTCBB:NEOM) since August 1996. Prior to having his own businesses, Mr. Keil worked for 38 years at IBM and Xerox Corporation in various marketing, sales and senior executive positions. From 1989 to 1995, Mr. Keil was on the board of directors of Elixir Technologies Corporation (a non-public corporation) and from 1990 to 1992 was the Chairman of its Board of Directors. From 1992 to 1996, Mr. Keil served on the board of directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961-1962. Mr. Keil was selected to serve as a director due to his extensive entrepreneurial background and his experience as a public corporation director.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons if more than one person have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Audit Committee is currently comprised of He Zhiwei (Chair) and James J. Keil, each of whom is “independent” as independence is currently defined in applicable SEC rules. The Board has determined that He Zhiwei qualifies as an “audit committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of He Zhiwei’s level of knowledge and experience based on a number of factors, including his formal education and experience. The Audit Committee has not yet adopted a formal charter.

Compensation Committee

We do not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the last fiscal year, none of our executive officers served on the board of directors or compensation committee of any other entity whose executive officers served on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Directors, officers and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

On March 7, 2011, the Board approved a Code of Business Conduct and Ethics (the “Code). This Code applies to all directors, officers and employees. A copy of the Code is incorporated by reference as an exhibit.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2010 and 2009.

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Wu Qiyou (a)	2010	13,749	—	—	—	—	—	—	13,749
	2009	13,111	—	—	—	—	—	—	13,111
Richard B. Frost (c)	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—

(a)	Mr. Wu was appointed as CEO and Chairman of the Board of Directors on November 10, 1010.
(b)	Mr. Frost resigned as our Chief Executive Officer and President on November 10, 2010.

Employment Agreements with Executive Officers

On March 26, 2010, Taiyang entered into a consulting agreement with David Dodge, an individual, pursuant to which Mr. Dodge was engaged to act as Chief Financial Officer of Taiyang prior to completion of the Share Exchange, and in the same capacity as our Chief Financial Officer upon the closing of the Reverse Merger Transaction. Pursuant to the terms of the consulting agreement, Mr. Dodge received 144 shares of Dynamic common stock prior to the closing of the Share Exchange, which were exchanged for 141,894 shares or common stock at the closing of the Share Exchange. The contract also calls for Mr. Dodge to be compensated at a rate of $150 per hour for services performed, with a maximum of $10,000 per month. Mr. Dodge’s employment contract was transferred to us upon the closing of the Reverse Merger Transaction.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

None.

Stock Option Plans

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

		Number of	Percentage
	Title of	Shares	of Common
Name And Address Of Beneficial Owner (1)	Class	Owned (2)	Stock (3)
Wu Qiyou (2)	Common Stock	—	*
Chen Beihuang (2)	Common Stock	—	*
Han Jialiang	Common Stock	—	*
He Zhiwei	Common Stock	—	*
James J. Keil	Common Stock	—	*
David Dodge	Common Stock	141,894	1.36%
Officers and Directors as a Group (6 persons)	Common Stock	141,894	1.36%

Firm Success International, Ltd. (4)	Common Stock	4,886,990	46.81%

* - Denotes less than 1%

(1)	Unless otherwise noted, the mailing address of each beneficial owner is No. 88 Eastern Outer Ring Road, Ningguo City, Anhui Province, PRC 242300.

(2)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person

(3)	Percentage based upon 10,440,033 shares of common stock issued and outstanding as of March 31, 2011

(4)
Phong Sae-Ia is the owner of 100% of the capital stock of Firm Success International, Ltd. Phong Sae-Ia’s ownership in Firm Success International, Ltd. is subject to an option agreement, pursuant to which 100% of Phong Sae-Ia’s ownership in Firm Success International, Ltd. is expected to be transferred to the former shareholders of Taiyang (of which Wu Qiyou owned 96%, Chen Beihuang owned 2%, and an unrelated individual owned 2%) within three years from the date of the option agreement. If the option agreement is exercised in full, Wu Qiyou would control 4,691,510, or 44.94%, and Chen Beihuang would own 97,740, or 0.94%, of our shares of common stock at such time as this equity interest were fully earned pursuant to the terms of the option agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, since January 1, 2008, there have been no transactions or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

All members of the Company’s Board, excluding Wu Qiyou, Chen Beihuang and Han Jialiang, are independent directors of the Company as defined by the SEC.

Related Party Transactions

As of December 31, 2010 and 2009, amounts due from related parties were comprised of the following:

	2010	2009

Due from Wu Qiyou	$—	$735,861
Due from Chen Beihuang	—	585
Due from Wu Qida	—	29,252

	$—	$765,698

As of December 31, 2010 and 2009, amounts due to related parties were comprised of the following:

	2010	2009

Due to Wu Qiyou	$30,249	$—
Due to Taiyang Biological Corporation	—	190,166

	$30,249	$190,166

Wu Qiyou is Taiyang’s founder and principal executive officer and was holder of 96% of Taiyang’s registered share capital prior to the Reverse Merger Transaction in November 2010. Mr. Wu was appointed as Chief Executive Officer and Chairman of the Board of Directors after the Reverse Merger Transaction. Wu Qiyou owns 49% of Taiyang Biological Corporation.

Wu Qida was the holder of 2% of Taiyang’s registered share capital prior to the Reverse Merger Transaction in November 2010, and is also the brother of Wu Qiyou. Wu Qida owns 31% of Taiyang Biological Corporation.

Chen Beihuang was the holder of 2% of Taiyang’s registered share capital prior to the Reverse Merger Transaction in November 2010. Ms. Chen was also appointed as a member of our Board of Directors after the Reverse Merger Transaction.

Taiyang Biological Corporation is a company owned 49% by Wu Qiyou and 31% by Wu Qida.

We were involved in the following transactions with Wu Qiyou, Chen Beihuang and Wu Qida during the years ended December 31, 2010 and 2009:

		Chen
	Wu Qiyou	Beihuang	Wu Qida	Total

Balance due (to) from as of December 31, 2008	$613,802	$12,839	$—	$626,641
Loans to related party	325,637	16,007	29,237	370,881
Repayments from related party	(205,169)	(28,286)	—	(233,455)
Currency translation difference	1,591	25	15	1,631

Balance due (to) from as of December 31, 2009	735,861	585	29,252	765,698

Loans to related party	1,734,976	140,365	708	1,876,049
Repayments from related party	(2,506,692)	(140,955)	(30,212)	(2,677,859)
Currency translation difference	5,606	5	252	5,863

Balance due (to) from as of December 31, 2010	$(30,249)	$—	$—	$(30,249)

As of December 31, 2010, we had collected all loans due from our officers and directors, and discontinued the practice of lending funds to our officers and directors.

We were involved in the following additional related party transactions during the years ended December 31, 2010 and 2009:

During the years ended December 31, 2010 and 2009, we made purchases from Taiyang Biological Corporation in the amount of $118,978 and $52,961, respectively. As of December 31, 2010, we had unused deposits against inventory purchases with Taiyang Biological Corporation in the amount of $90,385.

At closing of the Reverse Merger Transaction, we acquired 145,000 shares of our common stock from three of our previous stockholders and affiliates of for retirement. The aggregate purchase price for the shares was $300,000. The selling shares were: Richard B. Frost, our President and Chief Executive Officer prior to the Reverse Merger Transaction (48,333 shares); Bert L. Gusrae, our Secretary, Treasurer and Director prior to the Reverse Merger Transaction (48,334 shares), and Alicia M. LaSala, our Chief Executive Officer through May 2008 (48,333 shares).

We currently engage Thornhill Capital LLC to perform certain accounting, language translation, and other professional services. Our Chief Financial Officer, David Dodge, also performs contract work unrelated to our company on behalf of Thornhill Capital LLC.

In August 2010, we purchased 7.81% of the equity of a local credit cooperative. As of December 31, 2010, the face value of long term loans payable to the credit cooperative were $190,856 and $90,388, respectively, and the carrying value was $126,428 and $56,117 respectively.

Transactions during the period are reflected at the average exchange rates for the respective period, and balances as of December 31, 2010 and 2009 are reflected at closing exchange rates for the respective period. Accordingly, beginning balance plus period transactions may differ from ending balances due to exchange rate differences.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent accountant is Schwartz Levitsky Feldman LLP. As reported in our Form 8-K filed on November 15, 2010, we appointed Schwartz Levitsky Feldman LLP as our independent accountant effective as of November 10, 2010. Our previous independent accountant was Thomas W. Klash. The aggregate fees billed by Schwartz Levitsky Feldman LLP and Thomas W. Klash for professional services rendered for the years ended December 31, 2010 and 2009 were as follows:

	2010			2009
	Schwartz			Schwartz
	Levitsky			Levitsky
	Feldman	Thomas		Feldman	Thomas
	LLP	W. Klash	Total	LLP	W. Klash	Total
Audit fees	$235,000	$4,000	$239,000	$30,000	$7,500	$37,500
Audit-related fees	—	—	—	—	—	—
Tax fees	—	—	—	—	—	—
All other fees (a)	—	—	—	—	19,525	19,525

Total fees	$235,000	$4,000	$239,000	$30,000	$27,025	$57,025

(a)
Includes $11,350 for services rendered in connection with the examination of our financial statements for periodic reports to the SEC, and $8,175 in connection with preparation of responses to comment letters we received from the SEC

During the fiscal years ended December 31, 2010 and 2009, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The policy of the Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. The independent accountants and management are required to periodically report to the full Audit Committee, and the Board acting as a whole prior to the establishment of the Audit Committee, regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference:

Exhibit
Number	Reference	Exhibit Description
3.01	(a)	Certificate of Incorporation.
3.02	(b)	Articles of Amendment to the Certificate of Incorporation.
3.03	(a)	Bylaws.
3.04	(c)	Specimen of Common Stock certificate.
4.01	(d)	Form of Warrant.
4.02	(d)	Form of Subscription Agreement dated November 10, 2010.
4.03	(d)	Form of Registration Rights Agreement dated November 10, 2010, by and among the Company and the Purchasers.
10.01	(d)
Share Exchange Agreement, dated as of November 10, 2010 between the Company, the controlling stockholders of the Company, the stockholders of the Company, Dynamic Ally, Limited. and the stockholders of Dynamic Ally Limited.

10.02	(d)
Performance Milestone Shares Escrow Agreement, dated as of November 10, 2010, by and among The Parkview Group, Inc., Laidlaw & Co. (UK) Ltd. on behalf of the Investors identified in the Subscription Agreement, Gersten Savage LLP, as escrow agent, and Firm Success International, Ltd.

10.03	(d)	Guarantee dated November 10, 2010, by and between the Laidlaw & Company (UK) Ltd., as representative for the Purchasers and Firm Success International Ltd.
10.04	(d)	Consulting Services Agreement, dated as of May 26, 2010.
10.05	(d)	Operating Agreement, dated as of May 26, 2010.
10.06	(d)	Equity Pledge Agreement, dated as of May 26, 2010.
10.07	(d)	Option Agreement, dated as of May 26, 2010.
10.08	(d)	Voting Rights Proxy Agreement, dated as of May 26, 2010.
10.09	(d)	Consulting Agreement between Anhui Taiyang Poultry Co., Ltd. and David Dodge dated February 10, 2010
14.01		Code of Conduct
16.01	(d)	Letter from the Company to Thomas W. Klash, dated as of November 10.
16.02	(d)	Letter from Thomas W. Klash to the SEC, dated as of November 10.
21.1	(d)	List of Subsidiaries.
31.01		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to our Registration Statement on Form 10-12G/A filed with the SEC on November 11, 2008
(b)	Incorporated by reference to our Form 8-K filed with the SEC on June 2, 2010.
(c)	Incorporated by reference to our Registration Statement on Form 10-12G/A filed with the SEC on January 14, 2009
(d)	Incorporated by reference to our Form 8-K filed with the SEC on November 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANHUI TAIYANG POULTRY CO., INC.

Date: April 15, 2011	By:	/s/ WU QIYOU
Wu Qiyou
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2011	By:	/s/ DAVID DODGE
David Dodge
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WU QIYOU	Chairman of the Board	April 15, 2011
Wu Qiyou

/s/ CHEN BEIHUANG	Director	April 15, 2011
Chen Beihuang

/s/ HAN JIALIANG	Director	April 15, 2011
Han Jialiang

/s/ JAMES J. KEIL	Director	April 15, 2011
James J. Keil

/s/ HE ZHIWEI	Director	April 15, 2011
He Zhiwei

ANHUI TAIYANG POULTRY CO., INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anhui Taiyang Poultry Co., Inc.
(Formerly The Parkview Group, Inc.)

We have audited the consolidated balance sheets of Anhui Taiyang Poultry Co., Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financing reporting.  Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anhui Taiyang Poultry Co., Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Schwartz Levitsky Feldman LLP

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2011	Licensed Public Accountants

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Balance Sheets
(Expressed in United States Dollars)

	As of December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$1,930,319	$611,635
Trade accounts receivable, net (note 3)	5,348,650	972,528
Loans receivable (note 4)	4,268,057	2,816,943
Inventories, net (note 5)	1,762,709	1,787,565
Prepaid and other current assets (note 6)	1,140,234	902,361
Proceeds receivable from sale of fertilizer plant (note 17)	889,174	—
Due from related parties (note 7)	—	765,698
Total current assets	15,339,143	7,856,730

Construction in progress (note 8)	5,634,476	5,605,197
Property, plant and equipment, net (note 8)	20,495,162	12,964,713
Land use rights (note 9)	10,660,988	10,545,893
Other long term assets (note 10)	1,808,384	654,680
Total assets	$53,938,153	$37,627,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$2,858,112	$4,505,521
Income tax payable (note 19)	504,467	—
Derivative financial instruments (note 12)	1,480,261	—
Other accounts payable (note 13)	4,542,855	4,551,145
Due to related parties (note 7)	30,249	190,166
Loans payable, current portion (note 14)	7,864,727	11,408,179
Total current liabilities	17,280,671	20,655,011

Loans payable, long term portion (note 16)	11,016,050	2,249,997
Total liabilities	28,296,721	22,905,008
Commitments and contingencies (note 22)
Subsequent events (note 24)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 9,865,033 and 510,423 shares issued and outstanding as of December 31, 2010 and 2009 respectively (note 16)	9,865	510
Additional paid-in capital	4,119,015	145,550
Appropriated retained earnings (note 21)	1,353,912	1,142,284
Unappropriated retained earnings	19,007,402	13,006,176
Cumulative translation adjustment	1,151,238	427,685
Total equity	25,641,432	14,722,205

Total liabilities and stockholders’ equity	$53,938,153	$37,627,213

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)

	Years ended December 31,
	2010	2009

Revenues (notes 4 and 19(b))	$41,688,738	$28,859,699
Cost of goods sold	32,521,474	24,670,485

Gross Profit	9,167,264	4,189,214

Sales and marketing expenses	45,919	55,425
General and administrative expenses	5,249,205	1,347,787

Operating profit	3,872,140	2,786,002

Loss on change in fair value of derivative financial instruments (note 12)	(287,868)	—
Other income (expense) (note 18)	1,728,600	(81,736)
Subsidy income (note 15)	954,986	339,981
Interest expense, net (note 17)	(1,448,780)	(554,924)

Income before income taxes	4,819,078	2,489,323
Income tax expense (note 20)	504,467	—

Net income for the year	$4,314,611	$2,489,323

Comprehensive income:
Net income	$4,314,611	$2,489,323
Foreign currency translation adjustment	723,553	23,120

Comprehensive income	$5,038,164	$2,512,443

Earnings per share:
Basic and diluted (note 16)	$0.58	$0.35

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	7,480,698	7,068,823

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Years ended December 31,
	2010	2009
Cash provided (used for):
Operating activities:
Net income for the year	$4,314,611	$2,489,323
Items not affecting cash:
Depreciation and amortization	1,218,886	741,845
Gain on sale of assets	(877,874)	—
Interest expense allocated to debt	174,585	14,433
Stock based compensation expense	2,081,122	—
Loss on change in fair value of derivative	287,868	—
Changes in non-cash working capital:
Trade accounts receivable	(4,236,038)	(919,760)
Inventories	83,683	610,389
Prepaid and other current assets	(249,410)	1,323,222
Due from related parties	772,306	(137,425)
Trade accounts payable and accrued expenses	(1,746,954)	(10,137,045)
Income tax payable	504,467	—
Due to related parties	(161,500)	—
Deferred subsidy funds received	—	(719,350)
Net cash provided by (used in) operating activities	2,165,752	(6,734,368)

Investing activities:
Cash proceeds from sale of fertilizer plant	3,051,256	—
Long term equity investment	(1,475,209)	—
Deposits against equipment and land use rights	(585,529)	—
Capitalized interest expense	(288,486)	(321,981)
Purchase of property and equipment	(9,480,080)	(2,383,572)
Net cash used in investing activities	(8,778,048)	(2,705,553)

Financing activities:
Advances under loans receivable	(1,321,719)	(2,815,419)
(Repayments) advances under loans payable	(160,218)	3,520,058
Borrowings under bank loans payable	22,223,126	15,056,498
Repayments under bank loans payable	(17,554,988)	(10,795,948)
Borrowing under convertible loans payable	555,000	—
Repayments under convertible loans payable	(100,016)	—
Repurchase treasury stock	(300,000)	—
Capital investment, net of offering costs of $477,098 in 2010 and $Nil in 2009	4,635,374	4,385,388
Net cash provided by financing activities	7,976,559	9,350,577

Effect of exchange rate difference on cash and cash equivalents	(45,579)	1,673

Net increase (decrease) in cash and cash equivalents	1,318,684	(87,671)

Cash and cash equivalents, beginning of period	611,635	699,306

Cash and cash equivalents, end of period	$1,930,319	$611,635

Anhui Taiyang Poultry Company, Ltd.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2009 and 2008

	Years ended December 31,
	2010	2009
Supplementary information:
Interest and finance charges paid	$3,015,599	$795,687
Discount on convertible note payable	44,671	—
Value of shares issued to settle convertible debentures	549,984	—
Fair value of share allocated to warrant derivative at financing inception	1,192,393	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Shareholders’ Equity
(Expressed in United States Dollars)

			Additional	Appropriated	Unappropriated	Cumulative	Total
	Common stock		Paid-in	Retained	Retained	Translation	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Adjustment	Equity

Balance as at December 31, 2008	473,756	$473	$90,587	$680,702	$10,978,435	$404,565	$12,154,762
Capital contribution	36,667	37	54,963	—	—	—	55,000
Appropriation of statutory reserves (note 21)	—	—	—	461,582	(461,582)	—	—
Net income for the year	—	—	—	—	2,489,323	—	2,489,323
Foreign currency translation adjustment for the year	—	—	—	—	—	23,120	23,120

Balance as at December 31, 2009	510,423	$510	$145,550	$1,142,284	13,006,176	$427,685	$14,722,205
Capital contribution (notes 1(a) and 12)	2,922,059	2,922	3,980,043	—	—	—	3,982,965
Buy-back and retirement of treasury shares	(145,000)	(145)		—	(299,855)	—	(300,000)
Reverse acquisition of Dynamic Ally Limited (note 1(a))	6,577,551	6,578	(6,578)	—	—	—	—
Capital contribution of subsidiary	—	—	—	—	10,000	—	10,000
Imputed interest expense charged to additional paid in capital of subsidiary (note 17)	—	—	—	—	106,976	—	106,976
Stock based compensation expense charged to additional paid in capital of subsidiary (note 16(e))	—	—	—	—	2,081,122	—	2,081,122
Appropriation of statutory reserves (note 21)	—	—	—	211,628	(211,628)	—	—
Net income for the year	—	—	—	—	4,314,611	—	4,314,611
Foreign currency translation adjustment for the year	—	—	—	—	—	723,553	723,553

Balance as at December 31, 2010	9,865,033	$9,865	$4,119,015	$1,353,912	$19,007,402	$1,151,238	$25,641,432

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

1.	Nature of Business Operations:

(a)	Business

The financial statements presented herein reflect the consolidated financial results as at December 31, 2010 and 2009 and for the years then ended of Anhui Taiyang Poultry Co., Inc. (“Parent” or the “Company”), its wholly owned subsidiaries Dynamic Ally Ltd. (“Dynamic Ally”) and Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), and Anhui Taiyang Poultry Co., Ltd. (“Taiyang”), a variable interest entity controlled by the Company as a result of the agreements described below. All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company was incorporated in the State of Delaware on April 7, 1999. Prior to January 20, 2011, the Company was called The Parkview Group, Inc. (“Parkview”). From inception through November 2010, the Company was in the business of providing management consulting services to corporate clients.

On November 10, 2010 (the “Closing Date” and the closing of the reverse merger transaction, the “Closing”), the Company executed and consummated a share exchange agreement by and among Dynamic Ally and the stockholders of 100% of Dynamic Ally’s common stock (the “Dynamic Ally Shareholders”), on the one hand, and the Company and certain holders of the Company’s issued and outstanding common stock (the “Representative Shareholders”) on the other hand (the “Share Exchange Agreement” and the transaction, the “Reverse Merger Transaction”).

In the Reverse Merger Transaction, Dynamic Ally’s shareholders exchanged their shares of Dynamic Ally for newly issued shares of common stock of the Company. As a result, upon completion of the Reverse Merger Transaction, Dynamic Ally became the Company’s wholly-owned subsidiary.

Dynamic Ally owns 100% of Ningguo, which is a wholly foreign owned enterprise (“WFOE”) under the laws of the People’s Republic of China (“China” or the “PRC”). On May 26, 2010, Ningguo entered into a series of contractual agreements with Taiyang, which effectively give Ningguo control over the operations of Taiyang. The agreements include (i) a Consulting Services Agreement whereby Ninnguo has the exclusive right to provide to Taiyang general services related to the current and proposed operations of Anhui’s business, (ii) an Operating Agreement whereby Ninnguo provides guidance and instructions on Taiyang’s daily operations, financial management and employment issues, (iii) an Equity Pledge Agreement whereby the Taiyang shareholders pledged all of their equity interests in Taiyang to Ninnguo to guarantee Taiyang’s performance of its obligations under the Consulting Services Agreement, (iv) an Option Agreement, whereby the Taiyang shareholders irrevocably granted Ninnguo or its designated person an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Taiyang for the cost of the initial contributions to the registered capital, which is the amount of capital registered with the PRC government (“Registered Capital”) or the minimum amount of consideration permitted by applicable Chinese law, and (v) a Voting Rights Proxy Agreement, whereby Taiyang shareholders agreed to entrust all the rights to exercise their voting power to designee(s) of Ninnguo.

Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government involves substantial uncertainty. Additionally, the contractual arrangement may not be as effective in providing control over Taiyang as direct ownership, which the Company is restricted from under current Chinese law. Due to such uncertainty, the Company may take such additional steps in the future as may be permitted by the then applicable laws and regulations in China to further strengthen its control over or toward actual ownership of Taiyang or its assets or business operations, which could include direct ownership of selected assets without jeopardizing any favorable government policies toward domestic owned enterprises. Because the Company relies on Taiyang for its revenue, any termination of or disruption to the contractual arrangement would detrimentally affect its business and financial condition.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

1.	Nature of Business Operations (continued):

(a)	Business (continued)

Other than the interests in the contractual arrangements, none of the Company, Dynamic Ally, nor Ningguo owns any equity interests in Taiyang. As a result of these contractual arrangements, which obligates Ningguo to absorb a majority of the risk of loss from Taiyang’s activities and enable Ningguo to receive a majority of its expected residual returns, Taiyang is a Variable Interest Entity (“VIE”), because the owners of Taiyang do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of Taiyang. Accordingly, the Company consolidates Taiyang’s results, assets and liabilities in the accompanying consolidated financial statements.

Upon the completion of the Reverse Merger Transaction on November 10, 2010, the Company owned 100% of Dynamic Ally, which owned 100% of Ningguo, which controlled the operations of Taiyang through contractual arrangements. For financial reporting purposes, Reverse Merger Transaction is classified as a recapitalization of Dynamic Ally and the historical financial statements of Dynamic Ally, which are comprised principally of the operations of Taiyang, are reported as the Company’s historical financial statements.

Taiyang is a limited liability company organized in the PRC in June 1996. Taiyang holds the government licenses and approvals necessary to operate the duck farming and processing businesses in China.

As a result of the Reverse Merger Transaction, the Company acquired 100% of the capital stock of Dynamic Ally and consequently, control of the business and operations of Dynamic Ally, Ningguo, and Taiyang. Prior to the Reverse Merger Transaction, the Company was a public reporting company in the development stage. From and after the Closing Date of the Share Exchange Agreement, the Company’s primary operations consist of the business and operations of Taiyang, which are conducted in China, and controlled through contractual arrangements described herein.

Effective January 20, 2011, the Company changed its name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.”

The Company, through its VIE arrangement with Taiyang, raises, processes and markets ducks and duck related food products through three business lines:

● Breeding Unit – breeds, hatches, and cultivates ducklings for resale and for processing by the Food Unit

● Feed Unit – produces duck feed for internal use and external sale

● Food Unit – processes ducklings into frozen raw food product for commercial resale.

On March 1, 2010, the Company issued unsecured debentures in the aggregate principal amount of $650,000 to 11 investors. The Company received net proceeds of $555,000, which were designated to pay legal, accounting, and other costs associated with the Reverse Merger Transaction and related financing. The debentures bore interest at a rate of 15% per annum, and matured on September 30, 2010. The debentures were convertible, at the sole option of the holder, into shares of the Company at a price equal to a 25% discount to the price of any new financing. Each debenture holder was also to receive the equivalent of one share of the public entity for each dollar invested in the debenture. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of the Company, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash. The Company also issued 650,000 additional shares of common stock to the holders as prescribed by the debentures (see note 14(c)).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

1.	Nature of Business Operations (continued):

(a)	Business (continued)

In connection with the consummation of the Reverse Merger Transaction, on November 10, 2010, the Company consummated a financing (the “First Financing”) for the sale of units (the “Units”) consisting of (i) four (4) shares of common stock and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $4.00. Each Unit was priced at $8.00. Gross cash proceeds were $4,450,072, and the Company issued 2,225,036 shares of common stock and 556,259 warrants. The Company also exchanged $549,984 in previously issued debentures that were converted into Units at a price of $6.00 per Unit, for a total of 366,656 shares of common stock and 91,664 warrants. On November 16, 2010, the Company sold additional Units for gross cash proceeds of $657,400 pursuant to the same offering, and issued 328,700 shares and 82,175 warrants. In connection with the First Financing, the Company also issued 226,298 placement agent warrants with an exercise price of $4.00.

On March 7 and March 17, 2011, the Company completed an additional sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection this financing, the Company also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years (see note 24(b)).

(b)	Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a statement establishing the FASB Accounting Standards Codification (the “FASB ASC” or the “Codification”). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. This statement did not change existing US GAAP, and as such, did not have an impact on the financial statements. Where applicable, the Company has updated its references to US GAAP, in order to reflect the Codification.

2.	Significant accounting policies:

(a) Basis of presentation:

Subsidiaries are entities controlled by the Company. Control exists when the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. In assessing control, potential voting rights that presently are exercisable are taken into account. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Parent and its wholly owned subsidiaries Dynamic Ally and Ningguo, as well as the accounts of Taiyang, the VIE controlled through the contractual arrangements described in note 1(a). All intercompany balances and transactions have been eliminated upon consolidation. The three operating entities of Taiyang all reside within the same legal entity, and are evaluated as separate units for management’s internal purposes.

The basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company, which are prepared in accordance with accounting principles and relevant financial regulations applicable to limited liability enterprises established in the PRC (“PRC GAAP”), the accounting standard used in the place of its domicile.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(b)	Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management at the date of the financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include estimating allowance for doubtful accounts, estimating the net realizable value of inventory, the future cash flows for assessing the net recoverable amount of long-lived assets, accrued liabilities, accrued completion of construction in progress projects, and inputs to estimate the fair value of equity transactions. Actual results may differ from those estimates.

	(c)	Risks of doing business in China:

The Company is subject to the consideration and risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in China.

The economy of China differs significantly from the economies of the “western” industrialized nations in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the China government encouraged substantial private economic activities. The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the PRC government to control inflation have significantly restrained economic expansion in the recent past.

Similar actions by the PRC government in the future could have a significant adverse effect on economic conditions in China.

Many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in China. However, China still does not have a comprehensive system of laws, and enforcement of the existing laws may be uncertain and sporadic.

The Company’s operating assets and primary sources of income and cash flows originate in China. The China economy has, for many years, been a centrally planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central China governmental authorities, which set out national production and development targets. The China government has been pursuing economic reforms since it first adopted its “open-door” policy in 1978. There is no assurance that the China government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in China. There is also no assurance that the Company will not be adversely affected by any such change in governmental policies or any unfavourable change in the political, economic or social conditions, the laws or regulations, or the rate or method of taxation in China.

As many of the economic reforms, which have been or are being implemented by China government are unprecedented or experimental, they may be subject to adjustment or refinement, which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the China government to exert significant influence on the China economy.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(d)	Cash:

Cash includes bank deposits and cash on hand. Cash equivalents include short-term investments with a term to maturity when acquired of 90 days or less.

	(e)	Allowance for doubtful accounts:

The Company reports accounts receivable and loans receivable at net realizable value. The Company’s terms of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable.

	(f)	Inventory:

Inventory is recorded at the lower of cost, determined using the weighted average costing method, and net realizable value. Cost includes purchased raw materials (primarily corn and other grains), breeding and incubation costs (primarily feed and contract grower pay), packaging supplies, labor, and manufacturing and production overhead which are related to the purchase and production of inventories. The weighted-average method includes invoice cost, duties and freight where applicable, plus direct labor applied to the product and an applicable share of manufacturing overhead. A provision for obsolescence for slow moving inventory items is estimated by management based on historical and expected future sales and is included in cost of goods sold.

	(g)	Biological assets:

Biological assets are comprised of master breeding ducks that are treated as capitalized assets due to their ability to produce offspring that are also capable of breeding. These biological assets generally have a productive breeding period of approximately one year. The Company capitalizes these assets and amortizes their cost, which includes any cost to acquire the duck plus costs incurred for hatching and incubation, over a period of one year.

	(h)	Property, plant and equipment:

Property, plant and equipment are carried at cost less allowance for accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. The depreciable basis for property, plant and equipment is original cost less estimated residual value, which does not exceed 5% of the cost. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset. Costs incurred prior to a capital project’s completion are reflected as construction in progress and are not depreciated until the asset is placed into service. The estimated service lives of property and equipment are as follows:

Production equipment	3-10 years
Transportation equipment	5-10 years
Office furniture and equipment	5 years
Building and building improvements	10-20 years

Costs incurred prior to a capital project’s completion are reflected as construction in progress and are not depreciated until the asset is placed into service.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(i)	Construction in progress:

Construction in progress is stated at cost, which comprises direct costs of design, acquisition, and construction of buildings, building improvements and land improvements. The Company also capitalizes interest on loans related to construction projects. Upon completion, construction in progress is transferred to its respective asset classification and is amortized upon being put into use. At each balance sheet date, the Company makes an estimate with respect to the percentage of completion of each project.

	(j)	Land use rights:

The Company accounts for land use rights as an asset in its financial statements. However, all lands in the PRC are owned by the PRC government. The PRC government, according the relevant PRC law, may sell the right to use the land for a specific period of time. Land use rights are recorded at cost less accumulated amortization. Land use rights are amortized over 50 years, which are the terms established by the PRC government. The purpose of the land use is restricted by the PRC government. In the event that the land is used for purposes outside the scope of the purpose for which they were granted, the government could revoke such rights.

	(k)	Impairment of long-lived assets:

The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount, and the amount of the impairment charge is the excess of the carrying amount of the asset over the fair value of the asset.

	(l)	Derivative financial instruments:

Derivative financial instruments, as defined in ASC Topic 815 (formerly FAS 133), Accounting for Derivative Financial Instruments and Hedging Activities (ASC Topic 815), consist of financial instruments or other contracts that contain a notional amount and one or more underlying, e.g. interest rate, security price or other variable, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued warrant agreements that embody features that are not afforded equity classification because they may be net-cash settled by the counterparty. As required by ASC Topic 815 (formerly FAS 133), these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

	(m)	Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. The Company records deferred revenue when cash is received in advance of the revenue recognition criteria being met.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(n)	Subsidy income:

From time to time, the Company receives subsidies from the PRC government. Certain of the subsidies are earmarked for particular capital improvement and other projects, and the completed projects must be approved by the government to ensure specifications were met. The Company defers amounts received pursuant to these types of subsidies until the projects are approved, at which time the deferred balances are recorded as subsidy income on the statement of operations.

Subsidies that are not subject to government approval are recognized as income in the period in which the benefit from the subsidy is realized by the Company. Subsidies that relate to depreciable property and equipment are recorded as an offset to the related capital accounts to which the subsidy relates.

	(o)	Income and other taxes:

Taiyang is exempt from corporate income tax due to the nature of its business. Beginning 2006, the PRC government instituted a tax exemption policy for certain aspects of the agricultural industry. Taiyang’s business qualifies as tax exempt. The exemption relates to unprocessed agricultural products and is granted by the relevant taxing authority on a year-by-year basis. There is no stated expiration to the exemption, and while Taiyang expects to continue to receive favorable tax treatment, changes in government policy or the nature of Taiyang’s operations could result in Taiyang being required to pay income taxes.

Ningguo is subject to corporate income tax in the PRC at a rate of 10% as a non-resident enterprise, as well as business tax at a rate of 5% on service income. Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains. Parent is subject to United States income tax at a rate of 35%.

	(p)	Foreign currency translation and comprehensive income:

The Company’s functional or primary operating currency is the Chinese Renminbi (“RMB”). The Company’s financial statements are prepared in RMB before translating to the United States dollar (“USD”) for reporting purposes. The Company translates transactions in currencies other than the RMB at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the RMB are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts transacted in RMB have been translated into USD as follows: assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, equity items are translated at historical rates, and revenue and expense items are translated at the average rates for each period reported. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive income, a separate component of equity.

The Company applies SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(q)	Statutory reserves:

Statutory reserve refers to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. The articles of association of Taiyang and Ningguo, which are based on PRC corporate laws, prescribe that these entities must appropriate, on an annual basis, 10% of their after tax income as reported in their financial statements, prepared in accordance with PRC GAAP, to the statutory common reserve fund until the fund reaches 50% of their respective Registered Capital.

	(r)	Earnings per share:

Basic earnings per share is computed by dividing net income attributable to the common shareholder of the Company by the weighted average number of common shares outstanding during the year. Diluted earnings per share is determined by adjusting the net income attributable to the common shareholder and the weighted average number of common shares outstanding for the effects of all dilutive potential common shares. Basic and diluted earnings per share are the same because the Company does not have any equity instruments that would impact the calculation of diluted earnings per share. The number of weighted average common shares outstanding has been retroactively restated to give effect to the shares issued in the Reverse Merger Transaction.

	(s)	Employee welfare benefits:

Pursuant to PRC law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multiemployer pension plan. The Company is required to contribute a portion of the employees’ salaries to the retirement benefit scheme to fund the benefits, which are charged to operations as incurred. The government reserves right to change rates retroactively, which may result in a contingent liability being recorded for previous years.

	(t)	Fair value of financial assets and liabilities:

For certain of the Company’s financial instruments, including cash, restricted cash, accounts receivable, receivables on sales-type leases, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

● Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(t)	Fair value of financial assets and liabilities:

● Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

	(u)	Segment reporting:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management uses to organize segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management of the Company evaluates its operations based on three operating segments: Breeding Unit, Feed Unit, and Food Unit.

	(v)	Statement of cash flows:

In accordance with SFAS No. 95, “Statement of Cash Flows” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

	(w)	Recently Adopted Accounting Standards:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(w)	Recently Adopted Accounting Standards (continued):

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB ASC and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in notes to the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 required that public entities evaluate and disclose subsequent events through the date that the financial statements are issued.

ASU No. 2010-09, issued in February 2010, removes the requirement to disclose a date through which subsequent events have been reviewed in the financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(w)	Recently Adopted Accounting Standards (continued):

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company has adopted these disclosure changes with its interim financial statements in fiscal 2010.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 in fiscal 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 in fiscal 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

	(x)	Recently Issued Accounting Standards:

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, an interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This amendment is not expected to have a material impact on the Company’s financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

	(x)	Recently Issued Accounting Standards (continued):

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trade and that currency is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applies prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

2.	Significant accounting policies (continued):

(x) Recently Issued Accounting Standards (continued):

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted.

3.	Trade accounts receivable:

Trade accounts receivable were comprised of the following as of December 31, 2010 and 2009:

	2010	2009

Trade accounts receivable	$5,361,648	$985,097
Allowance for doubtful accounts	(12,998)	(12,569)

	$5,348,650	$972,528

As of December 31, 2010 and 2009, $756,224 and $731,294 of the Company’s trade accounts receivable were pledged as collateral for loans outstanding. The loan in the amount of $731,294 securing trade accounts receivable at December 31, 2009 was repaid in July 2010. The loan in the amount of $756,224 securing trade accounts receivable at December 31, 2010 was repaid in March 2011.

4.	Loans receivable:

As of December 31, 2010 and 2009, the Company had outstanding $4,268,057 and $2,816,943, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable, and have no stated maturity date. Loans receivable activity during the years ended December 31, 2010 and 2009 was:

	2010	2009

Beginning balance	$2,816,943	$—
Amounts loaned to third parties	9,186,757	2,853,570
Amounts collected from third parties	(7,836,606)	—
Change in allowance for doubtful accounts	4,932	(36,627)
Currency translation difference	96,031	—

Ending balance	$4,268,057	$2,816,943

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

4.	Loans receivable (continued):

During 2009, the Company made a loan to an unrelated third party in the amount of $877,552, the balance of which was $907,468 and $877,552 as of December 31, 2010 and 2009, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During 2010, the Company made a loan in the amount of $907,468 to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,268,673 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through December 31, 2010, such interest amounted to $50,576. The Company also previously wrote off an account receivable in the amount of $895,430 for the sale price of Jinyatai. During June 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the year ended December 31, 2010 (see note 18(b)). Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $3,263,568 and $1,646,397 during the years ended December 31, 2010 and 2009, respectively (see note 19(b)).

During 2010, the Company made a loan in the amount of $907,468 to an unrelated individual. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,327,384 borrowed by the Company. The loan receivable does not have a stated maturity date.

The estimated value of the guarantee provided through the pledged assets of the Company’s borrowers was estimated to be approximately $44,000.

The Company had additional unsecured loans receivable from unrelated parties totaling $1,545,722 and $1,939,391 outstanding at December 31, 2010 and 2009, respectively, which had no stated maturity date, and had no security. Subsequent to December 31, 2010 and through March 31, 2011, the Company has collected $1,512,447 of the outstanding balance of these loans (see note 24(d)).

The above loans constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules (see note 19(b)).

5.	Inventories:

Inventories were comprised of the following as of December 31, 2010 and 2009:

	2010	2009

Raw materials	$1,142,773	$734,598
Work in process	490,978	904,052
Finished goods	128,958	148,915

	$1,762,709	$1,787,565

The Company did not have any obsolete or slow-moving inventory as of December 31, 2010 or 2009.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

6.	Prepaid and other current assets:

Prepaid and other current assets were comprised of the following as of December 31, 2010 and 2009:

	2010	2009

VAT taxes receivable	$—	$368,502
Prepaid insurance	—	70,389
Prepaid inventory purchases	224,187	—
Other prepaid expenses	623,527	300,235
Biological assets	292,520	163,235

	$1,140,234	$902,361

Biological assets are comprised of master breeding ducks that are treated as capitalized assets due to their ability to produce offspring that are also capable of breeding. These biological assets generally have a productive breeding period of approximately one year. The Company capitalizes these assets and amortizes their cost, which includes any cost to acquire the duck plus costs incurred for hatching and incubation, over a period of one year.

7.	Related party transactions:

As of December 31, 2010 and 2009, amounts due from related parties were comprised of the following:

	2010	2009

Due from Wu Qiyou	$—	$735,861
Due from Chen Beihuang	—	585
Due from Wu Qida	—	29,252

	$—	$765,698

As of December 31, 2010 and 2009, amounts due to related parties were comprised of the following:

	2010	2009

Due to Wu Qiyou	$30,249	$—
Due to Taiyang Biological Corporation	—	190,166

	$30,249	$190,166

Wu Qiyou is Taiyang’s founder and principal executive officer and was holder of 96% of the Company’s registered share capital prior to the Reverse Merger Transaction in November 2010 (see notes 1(a) and 24(a)). Mr. Wu was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company after the Reverse Merger Transaction. Wu Qiyou owns 49% of Taiyang Biological Corporation.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

7.	Related party transactions (continued):

Wu Qida was the holder of 2% of Taiyang’s registered share capital prior to the Reverse Merger Transaction in November 2010, and is also the brother of Wu Qiyou. Wu Qida owns 31% of Taiyang Biological Corporation.

Chen Beihuang was the holder of 2% of Taiyang’s registered share capital prior to the Reverse Merger Transaction in November 2010. Ms. Chen was also appointed as a member of the Board of Directors of the Company after the Reverse Merger Transaction.

Taiyang Biological Corporation is a company owned 49% by Wu Qiyou and 31% by Wu Qida.

The Company was involved in the following transactions with Wu Qiyou, Chen Beihuang and Wu Qida during the years ended December 31, 2010 and 2009:

		Chen
	Wu Qiyou	Beihuang	Wu Qida	Total

Balance due (to) from as of December 31, 2008	$613,802	$12,839	$—	$626,641
Loans to related party	325,637	16,007	29,237	370,881
Repayments from related party	(205,169)	(28,286)	—	(233,455)
Currency translation difference	1,591	25	15	1,631

Balance due (to) from as of December 31, 2009	735,861	585	29,252	765,698

Loans to related party	1,734,976	140,365	708	1,876,049
Repayments from related party	(2,506,692)	(140,955)	(30,212)	(2,677,859)
Currency translation difference	5,606	5	252	5,863

Balance due (to) from as of December 31, 2010	$(30,249)	$—	$—	$(30,249)

As of December 31, 2010, the Company had collected all loans due from its officers and directors, and discontinued the practice of lending funds to its officers and directors.

The Company was involved in the following additional related party transactions during the years ended December 31, 2010 and 2009:

During the years ended December 31, 2010 and 2009, the Company made purchases from Taiyang Biological Corporation in the amount of $118,978 and $52,961, respectively. As of December 31, 2010, the Company had unused deposits against inventory purchases with Taiyang Biological Corporation in the amount of $90,385.

At closing of the Reverse Merger Transaction, the Company acquired 145,000 shares of Company common stock from three of the Company’s previous stockholders and affiliates of the Company for retirement. The aggregate purchase price for the shares was $300,000. The selling shares were: Richard B. Frost, the Company’s President and Chief Executive Officer prior to the Reverse Merger Transaction (48,333 shares); Bert L. Gusrae, the Company’s Secretary, Treasurer and Director prior to the Reverse Merger Transaction (48,334 shares), and Alicia M. LaSala, the Company’s Chief Executive Officer through May 2008 (48,333 shares).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

7.	Related party transactions (continued):

The Company currently engages Thornhill Capital LLC to perform certain accounting, language translation, and other professional services. The Company’s Chief Financial Officer, David Dodge, also performs contract work unrelated to the Company on behalf of Thornhill Capital LLC.

In August 2010, the Company purchased 7.81% of the equity of a local credit cooperative. As of December 31, 2010, the face value of long term loans payable to the credit cooperative were $190,856 and $90,388, respectively, and the carrying value was $126,428 and $56,117 respectively (see notes 10 and 14(b)).

Transactions during the period are reflected at the average exchange rates for the respective period, and balances as of December 31, 2010 and 2009 are reflected at closing exchange rates for the respective period (see note 19(c)). Accordingly, beginning balance plus period transactions may differ from ending balances due to exchange rate differences.

8.	Property, plant and equipment:

(a) Property, plant and equipment

As of December 31, 2010 and 2009, property, plant and equipment consisted of the following:

		Accumulated	Net book
As of December 31, 2010	Cost	depreciation	Value

Production equipment	$2,407,456	$(661,651)	$1,745,805
Transportation equipment	565,298	(98,330)	466,968
Office furniture and equipment	266,829	(62,207)	204,622
Building and building improvements	19,743,948	(1,666,181)	18,077,767

	$22,983,531	$(2,488,369)	$20,495,162

		Accumulated	Net book
As of December 31, 2009	Cost	depreciation	Value

Production equipment	$2,232,563	$(432,438)	$1,800,125
Transportation equipment	249,906	(63,089)	186,817
Office furniture and equipment	122,740	(53,738)	69,002
Building and building improvements	11,989,090	(1,080,321)	10,908,769

	$14,594,299	$(1,629,586)	$12,964,713

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

8.	Property, plant and equipment:

	(a)	Property, plant and equipment (continued)

Depreciation expense of production-related property, plant and equipment is recorded to production costs, which is allocated to inventory and reflected in cost of goods sold on the statement of operations. Depreciation expense of other property, plant and equipment is charged to general and administrative expense. For the years ended December 31, 2010 and 2009, depreciation expense was allocated as follows:

	2010	2009

Depreciation expense charged to general and administrative expense	$230,604	$88,461
Depreciation expense charged to cost of goods sold	747,743	428,320

Total depreciation expense	$978,347	$516,781

All of the Company’s building and building improvements, and certain of the Company’s production equipment, are pledged as collateral for bank loans payable as described in note 14.

(b)	Construction in progress

The Company has various construction projects in process to expand its facilities. As of December 31, 2010 and 2009, construction in progress was comprised of the following:

	2010	2009

Incubation center expansion	$827,158	$3,624
Company headquarters building	—	2,068,778
Breeding facilities	4,521,791	319,411
Fertilizer plant	—	2,258,987
Capitalized interest expense	66,393	589,087
Other projects	219,134	365,310

	$5,634,476	$5,605,197

The Company’s headquarter building was placed into service in the first quarter of 2010.

The Company capitalizes interest on loans related to construction projects in progress. During the years ended December 31, 2010 and 2009, the Company capitalized interest expense in the amount of $288,486 and $321,981, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

9.	Land Use Rights:

As of December 31, 2010 and 2009, land use rights consisted of the following:

	2010	2009

Cost	$11,890,593	$11,491,843
Less accumulated amortization	(1,229,605)	(945,950)

	$10,660,988	$10,545,893

Land use rights are amortized over the life of the rights, which is generally 50 years, and are charged to general and administrative expense on the statement of operations. Amortization expense of land use rights was $239,464 and $225,134 during the years ended December 31, 2010 and 2009, respectively.

Land use rights are owned by the PRC government, and are granted with restrictions on use. In the event that the land is used for purposes outside the scope of the Company’s current business, the government could revoke such rights. The Company does not have any plans to use land that is subject to land use rights for any purposes outside the scope of its current business, or for any purpose other than those pursuant to which the rights were granted.

All of the Company’s land use rights are pledged as collateral for bank loans payable as described in note 14, a portion of the proceeds of which were used to finance the acquisition of land use rights and related development of the land.

10.	Other long term assets:

As of December 31, 2010 and 2009, other long term assets were comprised of the following:

	2010	2009

Long term investment	$1,512,447	$—
Land use rights deposits	30,249	351,021
Equipment and construction project deposits	247,450	144,552
Other long term assets	18,238	159,107

	$1,808,384	$654,680

Long term investment is comprised of an investment in a local credit cooperative which the Company purchased in August 2010. As a shareholder in the credit cooperative, the Company has access to favorable borrowing terms, and pro rata dividends of credit cooperative profits, if declared. The Company owns 7.81% of the credit cooperative.

Land use rights deposits represents amounts advanced to an independent third party to be applied against the purchase of land use rights by the Company upon completion by the Company of its duck farm under construction.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

11.	Trade accounts payable and accrued liabilities:

As of December 31, 2010 and 2009, accounts payable and accrued liabilities were comprised of the following:

	2010	2009

Trade accounts payable	$1,940,985	$2,510,425
Accrued payroll	265,443	353,462
Accrued interest expense	—	66,822
Accrued costs for construction in progress	—	1,366,062
Accrued professional services	55,564	208,750
Accrued taxes	596,120	—

	$2,858,112	$4,505,521

12.	Derivative Financial Instruments and Financing:

In connection with the consummation of the Reverse Merger Transaction, on November 10, 2010, the Company consummated the First Financing for the sale of Units consisting of (i) four (4) shares of common stock and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $4.00. Each Unit was priced at $8.00. Gross cash proceeds were $4,450,072, and the Company issued 2,225,036 shares of common stock and 556,259 warrants. The Company also exchanged $549,984 in previously issued debentures that were converted into Units at a price of $6.00 per Unit, for a total of 366,656 shares of common stock and 91,664 warrants. On November 16, 2010, the Company sold additional Units for gross cash proceeds of $657,400 pursuant to the same offering, and issued 328,700 shares and 82,175 warrants. In connection with the First Financing, the Company also issued 226,298 placement agent warrants with an exercise price of $4.00.

Gross and net proceeds to the company were as follows:

	Nov. 10, 2010	Nov. 16, 2010	Total

Cash proceeds	$4,450,072	$657,400	$5,107,472
Debentures converted into shares	549,984	—	549,984
Commissions and direct offering costs	(424,506)	(52,592)	(477,098)

Net proceeds	$4,575,550	$604,808	$5,180,358

The proceeds of the First Financing were allocated as follows:

	Nov. 10, 2010	Nov. 16, 2010	Total

Common stock, par value $0.001	$2,592	$329	$2,921
Additional paid in capital	3,546,844	438,200	3,985,044
Derivative financial instruments	1,026,114	166,279	1,192,393

	$4,575,550	$604,808	$5,180,358

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

12.	Derivative Financial Instruments and Financing (continued):

The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

General and administrative expenses represent the portion of commissions and direct offering costs allocated to derivative financial instrument based on the relative fair values of the equity and derivative instruments issued in the transaction.

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Nov. 10, 2010	Nov. 16, 2010	Dec. 31, 2010
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.86
Volatility	120.08%	120.80%	120.61%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	0.63%	0.79%	1.02%

Since the Company’s common stock has limited trading history, the Company estimated volatility using historical volatility of comparable companies in our industry. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants.

The change in fair value of the warrants is recognized in the statement of operations each period. During the year ended December 31, 2010, the change in fair value was as follows:

	Nov. 10, 2010	Nov. 16, 2010	Total

Value at inception	$1,026,114	$166,279	$1,192,393
Value at December 31, 2010	1,317,142	163,119	1,480,261

Gain (loss) on derivative financial instruments	$(291,028)	$3,160	$(287,868)

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

13.	Other accounts payable:

As of December 31, 2010 and 2009, other accounts payable and accrued liabilities were comprised of the following:

	2010	2009

Deposits from contract farmers	$1,088,536	$913,541
Loans to farmers guaranteed by the Company	2,769,291	2,348,915
Land use right payable	38,177	151,000
Construction project payable	351,642	466,833
Other payables and amounts due to unrelated parties	295,209	670,856

	$4,542,855	$4,551,145

Other payables and amounts due to unrelated parties are comprised of demand unsecured loans and other amounts payable to unrelated third parties not in the ordinary course of carrying out the Company’s principal business, on which imputed interest was charged in the amount of $107,859 and $5,142 in the years ended December 31, 2010 and 2009, respectively.

Loans to farmers guaranteed by the Company are comprised of loans taken by the Company on behalf of local farmers. The proceeds of the loans are used by the farmers for infrastructure and working capital used by the farmers for raising ducks on behalf of the Company.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

14.	Loans payable:

	(a)	Short term bank loans

As required, the Company borrows funds in the form of short term bank loans payable to fund its capital projects and supplement its working capital requirements. The carrying value of short term bank loans payable as of December 31, 2010 and 2009 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest
Due Dates	Rates	2010	2009

January 13, 2010 (5)	7.812%	$—	$877,552
March 10, 2010 (5)	6.372%	—	497,280
March 17, 2010 (5)	6.372%	—	936,056
April 8, 2010 (5)	5.310%	—	731,294
May 7, 2010 (5)	5.310%	—	1,755,104
May 7, 2010 (5)	5.310%	—	1,462,587
May 7, 2010 (5)	5.310%	—	1,462,587
June 16, 2010 (5)	5.310%	—	453,402
July 20, 2010 (3)	5.841%	—	731,294
July 20, 2010 (5)	5.310%	—	438,776
August 4, 2010 (5)	4.860%	—	438,776
August 4, 2010 (5)	4.860%	—	438,776
September 20, 2010 (5)	5.841%	—	292,517
September 24, 2010 (5)	5.841%	—	599,661
October 13, 2010 (5)	7.992%	—	292,517
January 25, 2011 (1)(4)	5.842%	2,268,673	—
March 14, 2011 (4)(5)	5.310%	1,482,198	—
March 28, 2011 (3)(4)	5.841%	756,224	—
April 11, 2011 (5)	5.310%	756,224	—
June 10, 2011 (5)	5.310%	468,859	—
September 15, 2011 (2)(5)	5.841%	907,468	—
October 13, 2011 (5)	5.841%	302,489	—
October 15, 2011 (5)	5.310%	620,103	—
November 4, 2011 (5)	5.841%	302,489	—

		$7,864,727	$11,408,179

(1)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4).
(2)	The assets of Jinyatai are pledged as collateral for this loan (see note 4).
(3)	These loans are secured by accounts receivable of the Company.
(4)	These loans were repaid on or before their respective due dates subsequent to December 31, 2010 (see note 24(e)).
(5)	These loans are secured by property and equipment of the Company

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

14.	Loans payable (continued):

	(b)	Long term bank loans

The carrying value of long term bank loans payable as of December 31, 2010 and 2009 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest
Due Dates	Rates	2010	2009

October 21, 2012 (4)	5.400%	$1,777,129	$1,718,540
November 30, 2012 (1)	0.000%	35,694	29,994
December 10, 2012 (4)	5.400%	491,545	475,340
August 8, 2013 (4)	5.400%	1,512,447	—
August 8, 2013 (4)	5.400%	453,734	—
September 12, 2013 (4)	5.400%	907,468	—
October 9, 2013 (4)	5.400%	1,512,447	—
October 14, 2013 (4)	5.400%	907,468	—
November 30, 2013 (1)	0.000%	31,069	26,123
April 20, 2014 (2)	0.000%	59,665	—
December 31, 2014 (3)(4)	5.760%	3,327,384	—

		$11,016,050	$2,249,997

(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded on the statement of operations in a prior period. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $8,518 and $7,336 in the years ended December 31, 2010 and 2009, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded on the statement of operations in the year ended December 31, 2010. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $1,941 and $5,268 in the year ended December 31, 2010. These loans are unsecured.

(3)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4)
(4)	These loans are secured by property and equipment of the Company

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

14.	Loans payable (continued):

(c) Convertible loan

On March 1, 2010, the Company issued unsecured debentures in the aggregate principal amount of $650,000 to 11 investors. The Company received net proceeds of $555,000, which were designated to pay legal, accounting, and other costs associated with the Reverse Merger Transaction and the Financing. The debentures bore interest at a rate of 15% per annum, and matured on the earlier of September 30, 2010 or the completion of a financing of at least $10,000,000 by the Company. The debentures were convertible, at the sole option of the holder, into shares of the Company at a price equal to a 25% discount to the price of any new financing. Each debenture holder was also to receive the equivalent of one share of the public entity for each dollar invested in the debenture.

At inception, the Company recorded the debentures at a value of $555,000, being the face value of $650,000, less commissions paid of $95,000. The commissions were amortized over the life of the debentures to general and administrative expense. The Company recorded an expense to amortize the commissions in the amount of $95,000 in the year ended December 31, 2010.

The fair value of the conversion option was not recorded at inception because it was contingent upon the Company completing both the Public Transaction and a subsequent financing of at least $10,000,000. Based on the Company’s final valuation in the Reverse Merger Transaction, the estimated value of the conversion option, being its intrinsic value, was $216,667. This estimated value is based on a fair value of the Company using the market approach, based on the market price to revenue and earnings multiple for companies considered by management to be comparable to the Company.

The debentures matured unpaid on September 30, 2010. Because of the default on repayment of the loan, the debentures plus accrued interest became immediately due and payable in cash on September 30, 2010, and the interest rate from September 30, 2010 until repayment increased from 15% to 20% per annum, calculated on a daily basis. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction and the Financing, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of Parkview and was recorded at the value of the shares on the conversion date, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash.

15.	Subsidy income:

From time to time, the Company receives subsidies from the PRC government. Subsidies used for current period expenditures are recognized as income in the period in which the benefit from the subsidy is realized by the Company. Certain of the subsidies are earmarked for particular capital improvement projects, and the completed projects must be approved by the government to ensure specifications were met. Subsidies that relate to depreciable property and equipment are recorded as an offset to the related capital accounts to which the subsidy relates.

During the years ended December 31, 2010 and 2009, the Company recognized subsidy income of $954,986 and $339,981, respectively. During the year ended December 31, 2009, the Company recorded capital subsidies in the amount of $1,853,557 which were offset against the cost of capital assets acquired with the subsidized funds. No capital subsidies were received in the year ended December 31, 2010.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

16.	Share capital:

	(a)	Common Stock

The Company was incorporated on April 7, 1999 (see note 1(a)). The Company is authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of common stock representing a majority of the voting power of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to the Company’s certificate of incorporation.

Holders of common stock are entitled to share in all dividends that our Board of Directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the Common Stock. The common stock has no pre-emptive, subscription or conversion rights and there are no redemption provisions applicable to the common stock.

	(b)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.001 per share, none of which are currently outstanding. The shares of preferred stock may be issued in series, and shall have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted from time to time by the Board of Directors. The Board of Directors is expressly vested with the authority to determine and fix in the resolution or resolutions providing for the issuances of preferred stock the voting powers, designations, preferences and rights, and the qualifications, limitations or restrictions thereof, of each such series to the full extent now or hereafter permitted by the laws of the State of Delaware.

	(c)	Warrants

As of December 31, 2010, the Company had 952,646 warrants outstanding. These warrants were issued in connection with the First Financing for which closings were held on November 10, 2010 and November 16, 2010. Each warrant entitles the holder to purchase one (1) share of the Company’s common stock at an exercise price of $4.00 per share, have a term of 3-5 years, and are subject to a call provision if the closing bid price of the Company’s common stock equals or exceeds $8.00 per share for five consecutive trading days, subject to the Company’s common stock being traded on either the New York Stock Exchange, Nasdaq or NYSE Amex and there being an effective registration statement for the resale of the shares of common stock underlying the warrants. The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each reporting period (see note 12)

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

16.	Share capital (continued):

(d) Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding warrants.

During the years ended December 31, 2010 and 2009, the warrants outstanding have not been included in the computation of diluted income per share, because all outstanding warrants were out of the money and such inclusion would have had an anti-dilutive effect.

(e) Stock based compensation expense

Prior to closing of the Reverse Merger Transaction, Dynamic Ally entered into fee settlement agreements with seven separate service providers pursuant to which Dynamic Ally issued 1,581 shares to the service providers in exchange for services rendered in connection with the Reverse Merger Transaction. The Dynamic Ally shares were exchanged for 1,040,561 shares of the Company’s common stock pursuant to the Share Exchange Agreement. The fair value of the shares was calculated as $2,081,122, valued at the offering price of the underlying shares of the Company’s common stock in the concurrent financing of $2.00 per share. This amount is included in “General and administrative expense” on the accompanying statement of operations during the year ended December 31, 2010.

17.	Interest expense (net):

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the years ended December 31, 2010 and 2009:

	2010	2009

Interest income	$(241,676)	$(73,680)
Interest expense	1,473,697	536,573
Bank fees	137,175	77,598
Discounts from fair value on initial recognition of long term non-interest bearing loans	(42,061)	—
Amortization of debt discount	13,786	9,291
Imputed interest expense	107,859	5,142

	$1,448,780	$554,924

The Company capitalizes interest on loans related to construction projects in progress. During the years ended December 31, 2010 and 2009, the Company capitalized interest expense in the amount of $288,486 and $321,981, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

18.	Other income:

Other income was as follows during the years ended December 31, 2010 and 2009:

	2010	2009

Gain on sale of fertilizer plant	$877,874	$—
Gain on collection of Jinyatai receivable written off in prior period	895,430	—
Investment and other income	18,510	—
Donations and other expenses	(63,214)	(81,736)

	$1,728,600	$(81,736)

(a)	Gain on sale of fertilizer plant:

In 2008, the Company began construction on an organic fertilizer manufacturing plant (the “Fertilizer Plant”) that the Company intended to complete in the second half of 2010. The Fertilizer Plant was to be used to process duck waste products into a saleable organic fertilizer product.

In May 2010, the Company entered into an Asset Transfer Agreement with an unrelated third party (the “Buyer”), whereby the buyer agreed to buy, and the Company agreed to sell, the Fertilizer Plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process (collectively, the “Sold Assets”). The sale price for the Sold Assets (as valued using the exchange rate on the sale date) was $3,886,431, of which $2,048,371 was paid during June 2010, $1,010,851 (as valued using the exchange rate on the payment date) was paid during December 2010, and $889,174 (as valued using the exchange rate at December 31, 2010) is outstanding and due by May 31, 2011.

During the year ended December 31, 2010, the Company recognized a gain on the sale of the Sold Assets equal to the excess of the sale price over the carrying value of the Sold Assets on the date of the sale as follows:

Sale Price	$3,886,431

Less: carrying value of assets at sale date
Prepaid current assets	43,894
Construction in progress	1,977,844
Prepaid construction in progress	626,425
Prepaid land use rights	321,886
Property, plant and equipment	38,508
Net carrying value of asset group	3,008,557

Gain on disposal	$877,874

Additionally, the Asset Sale is subject to the following material terms and conditions:

●	The Company must assist the Buyer in transferring all property rights and licenses

●	The Company will provide basic training on production methods, and will turn over all procedures and technology information to the Buyer.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

18.	Other income (continued):

	(a)	Gain on sale of assets (continued):

		●	The Buyer can market the product under the Company’s name for a period of two years

●
The land use rights transferred to the Buyer have been prepaid by the Company, but are not yet owned outright by the Company. The owner of the land use rights has agreed to transfer such rights to the Company upon completion of construction of the Fertilizer Plant, at which time the Company will transfer them to the Buyer.

No consideration was deferred because substantially all of the above conditions were met in 2010, and the remaining value as of December 31, 2010 was nominal.

The Company made the strategic decision to sell the Fertilizer Plant because the price of fertilizer products has decreased materially from the time the Company began building the Plant. In connection with its public listing, which was not contemplated at the time the Fertilizer Plant was begun, the Company determined that expected margins on fertilizer products would not be commensurate with margins on its core products, and that investors in the Company would prefer that the Company focus its financial and other resources on growing its food processing business.

Prior to the sale of the Sold Assets, the Company had pledged the Sold Assets as collateral for a short term bank loan. After the sale, with the permission of the Buyer, the Company continues to use the Sold Assets as collateral for this bank loan, which matured in January 2011 and was extended for a period of one year through January 2012.

	(b)	Collection of account previously written off:

During a prior period, the Company wrote off an account receivable in the amount of $895,430 for the sale of Jinyatai, which was completed in 2005. During June 2010, the Company collected this amount from the buyer. Accordingly, the Company recognized a gain from the collection of the account in this amount in the year ended December 31, 2010 (see note 4).

	(c)	Other non-operational expense (net of other non-operational income):

During the years ended December 31, 2010 and 2009, the Company recognized other non-operational expense (net of other non-operational income in the amount of $44,704 and $81,736, respectively.

19.	Financial instruments:

	(a)	Fair value of financial instruments:

The Company utilizes ASC Topic 820 fair value measurement accounting guidance, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this standard contains three levels as follows:

● Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

19.	Financial instruments (continued):

	(a)	Fair value of financial instruments (continued):

●
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

● Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company values certain loans payable at fair market value which do not have a stated interest rate using a discount of 14% on the face value of the loan at inception to adjust the carrying value to the fair value. Fair value is calculated using the net present value of the loan, and the amount of the discount is included on the statement of operations under the caption “Interest and other expense, net.” The discount is amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. As of December 31, 2010 and 2009, the value of such instruments included in “Loans payable, long term portion” was $126,428 and $56,117, respectively.

The Company’s financial instruments consist of cash, trade accounts receivable, loans receivable, other current assets, amounts due from/to related parties, trade accounts payable and accrued liabilities, other accounts payable, and current loans payable, all of which are valued using Level 1 of the valuation hierarchy. The fair values of these financial instruments approximate their carrying values due to the relatively short-term maturity of these instruments.

	(b)	Interest rate and concentration of credit risks

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and accounts and loans receivable. To minimize the interest rate and credit risk, the Company places cash with high credit quality financial institutions located in the PRC.

Credit risk from accounts receivable results from the risk of customer non-payment. Management, on an ongoing basis, monitors the level of accounts receivable attributable to each customer, and the length of time each account is outstanding. When necessary, management takes appropriate action to follow up on balances considered at risk.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

19.	Financial instruments (continued):

	(b)	Interest rate and concentration of credit risks (continued)

During the years ended December 31, 2010 and 2009, the Company had the following concentrations of sales in each business unit:

	2010			2009
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Revenue	Total	Total	Revenue	Total	Total
Breeding Unit:
Customer A	$4,620,560	36.7%	11.1%	$2,410,867	31.3%	8.4%
Customer B (note 4)	3,263,568	25.9%	7.8%	1,661,504	21.6%	5.8%

Feed Unit:
Customer C	13,817,915	99.5%	33.1%	—	—	—

Food Unit:
Customer D	5,980,083	39.3%	14.3%	12,052,336	57.1%	41.8%
Customer E	1,660,883	10.9%	4.0%	—	—	—

There is no guarantee that any of the customers mentioned above will continue to buy from the Company, and loss of any of these major customers would have a material adverse effect on the Company’s results of operations.

During the years ended December 31, 2010 and 2009, the Company had the following concentrations of purchases from suppliers in each business unit:

	2010			2009
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Purchases	Total	Total	Purchases	Total	Total

Supplier A	$3,285,977	14.1%	5.9%	$3,835,633	37.2%	8.1%
Supplier B	2,414,959	10.4%	4.3%	1,309,597	12.7%	2.8%
Supplier C	2,389,270	10.3%	4.3%	1,773,170	17.2%	3.8%

(c)	Foreign currency risk

The Company uses the US dollar as its reporting currency for these financial statements, while nearly all of the Company’s transactions are denominated in RMB. Revenues and expenses are translated into US dollars using average exchange rates for the period, and assets and liabilities are translated using the exchange rate at the end of the period. All resulting exchange differences arising from the translation are included as a separate component in accumulated other comprehensive income. Consequently, the Company’s unrealized exchange gain (loss) on translation of functional currency to reporting currency is subject to fluctuations in the exchange rate between the RMB and the US dollar in each reporting period. The Company does not hedge its exposure to currency fluctuations.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

19.	Financial instruments (continued):

	(c)	Foreign currency risk (continued)

Additionally, capital raised in US dollars, and any future dividends or distributions paid outside of the PRC in US dollar, are subject to fluctuating exchange rates when converted from RMB to US dollars, and vice versa. The RMB is not a freely convertible currency. The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the PRC foreign exchange trading market.

The following exchange rates are applied for the Company’s financial statements for the periods presented herein:

	2010	2009
	RMB/USD	RMB/USD
Period end rate	6.6118	6.8372
Period average rate	6.7787	6.8409
Period high rate	6.8436	6.8585
Period low rate	6.6118	6.8226

	(d)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s objective to managing liquidity risk is to ensure that it has sufficient liquidity available to meet its liabilities when they become due. The Company uses cash to settle its financial obligations as they fall due. The ability to do this relies on the Company collecting its accounts receivables in a timely manner and by maintaining sufficient cash on hand through equity financing and bank loans.

	(e)	Commodity Risk

Profitability in the poultry industry is materially affected by the supply of parent breeding stocks and the commodity prices of ducklings, processing ducks, and feed ingredients, including corn, soybean cake, and other nutrition ingredients from numerous sources, mainly from wholesalers who collect the feed ingredients directly from farmers. As a result, the industry is subject to wide fluctuations and cycles. The Company does not currently use derivative financial or hedging instruments to reduce its exposure to various market risks related to commodity purchases

20.	Tax matters:

	(a)	Income tax

The Company is subject to income, withholding, business and other taxes on income generated in the jurisdictions in which it does business.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

20.	Tax matters (continued):

	(a)	Income tax (continued)

Taiyang is exempt from corporate income tax due to the nature of its business. Beginning 2006, the PRC government instituted a tax exemption policy for certain aspects of the agricultural industry. Taiyang’s business qualifies as tax exempt. The exemption relates to unprocessed agricultural products and is granted by the relevant taxing authority on a year-by-year basis. There is no stated expiration to the exemption, and while Taiyang expects to continue to receive favorable tax treatment, changes in government policy or the nature of Taiyang’s operations could result in Taiyang being required to pay income taxes.

Ningguo is subject to corporate income tax in the PRC at a rate of 10% as a non-resident enterprise, as well as business tax at a rate of 5% on service income.

Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains.

Parent is subject to United States income tax at a rate of 35%.

Because all of the profits of Taiyang are owed to Ningguo pursuant to the Consulting Services Agreement between Taiyang and Ningguo, and all of the profits of Ningguo are in turn owed to Dynamic Ally pursuant to a similar agreement between Ningguo and Dynamic Ally, such income is subject to 5% business tax and 10% PRC non-resident income tax. The Company recognized business tax expense amounting to $265,509 and income tax expense amounting to $504,467 in the year ended December 31, 2010. No income tax or business tax expense was recognized in the year ended December 31, 2009 since the Company did not pay profits in the form of management fees during the 2009 reporting period.

The reconciliation between taxes computed by applying the statutory income tax rate of 10% applicable for 2010 applicable to the Company’s operations to income tax expense is:

	2010	2009

Income before income taxes	$4,819,078	$2,489,323

Income tax at statutory rate of 10% in 2010 and 0% in 2009	481,908	—
Tax on income earned prior to contractual agreements between Taiyang and Ningguo	(238,179)	—
Non-deductible expenses	260,738	—

Income tax expense	$504,467	$—

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

20.	Tax matters (continued):

(a) Income tax (continued)

Tax declarations, together with other legal compliance areas, such as customs and currency controls are subject to review and investigation by various agencies and authorities, who are enabled by law to impose very severe fines, penalties and interest charges. These facts create tax risks in China substantially more significant than typically found in countries with more developed tax systems and structures. Various tax authorities could take differing positions on interpretive issues and the effect could be significant. The fact that a year has been reviewed does not close that year, or any tax declaration applicable to that year, from future review and assessment by tax authorities. If taxing authorities determine that there is an underpayment of taxes, they could impose a penalty between zero and five times the amount of taxes payable, at their discretion. Based on existing PRC tax regulations, the tax years of Taiyang and Ningguo for fiscal years 2006 through 2010 remain subject to examination by the tax authorities. Based on existing United States tax regulations, the tax years of parent for fiscal years 2003 through 2010 remain subject to examination by the tax authorities.

The Company has not adopted any uncertain tax positions during the periods presented.

(b) Value added tax

The Company is subject to value added tax (“VAT”) on products that it sells within the PRC. VAT payable is netted against VAT paid on purchases. Certain of the Company’s products, including duck eggs, seedlings, and feed products, are exempted from VAT as a result of government agricultural incentives. If taxing authorities determine that payment is late or there is an underpayment of taxes, they could impose a penalty between zero and five times the amount of taxes payable, at their discretion.

21.	Appropriated Retained Earnings:

According to PRC corporate law, the Company is required each year to appropriate 10% of its after tax income as reported in its financial statements, prepared in accordance with PRC GAAP, to the statutory common reserve fund until the fund reaches 50% of the Company’s Registered Capital. This fund can be used to make up for any losses incurred in the future or be converted into paid-in capital, provided that the fund does not fall below 50% of Registered Capital. Transfers to the Company’s appropriated retained earnings during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Balance, beginning of year	$1,142,284	$680,702
Appropriation of statutory reserve	211,628	461,582

Balance, end of year	$1,353,912	$1,142,284

22.	Commitments and contingencies:

	(a)	Commitments

The Company leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depends upon unknown future market and production factors, the amount of future commitment cannot be quantified.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

22.	Commitments and contingencies (continued):

	(b)	Contingencies

In connection with the sale of the Fertilizer Plant, the Company paid a deposit in the amount of $321,886 to acquire land use rights for the location on which the Fertilizer Plant is being constructed. The owner of the land use rights has agreed to transfer such rights to the Company upon completion of construction of the Fertilizer Plant, at which time the Company will transfer them to the Buyer. The Company also agreed to allow the buyer of the Fertilizer Plant to use the Company’s name for marketing purposes for a period of two years from the sale date, and the buyer has allowed the Sold Assets to continue to be pledged as collateral for bank loans by the Company that are secured by the Sold Assets.

The Company regularly uses contract farmers to incubate ducks to be used for commercial processing. The Company pays the farmers a fixed fee per Duck when the duck has matured, which is after approximately 60 days. Fluctuations in the market price of ducks or duck meat could affect margins since these fees are fixed.

During 2009, the Company borrowed $1,492,961 from a banking institution, and subsequently made a loan to an unrelated third party, the balance of which was $907,468 and $877,552 as of December 31, 2010 and 2009, respectively. The third party pledged its assets to the bank as security for the loan. The loan receivable does not have a stated maturity date or interest rate.

During 2010, the Company made a loan in the amount of $907,468 to Jinyatai, a former subsidiary of Taiyang that was divested in 2005. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,268,673 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through December 31, 2010, such interest amounted to $50,576.

During 2010, the Company made a loan in the amount of $907,468 to an unrelated individual. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,327,384 borrowed by the Company. The loan receivable does not have a stated maturity date or interest rate.

The Company had additional unsecured loans receivable from unrelated parties totaling $1,545,722 and $1,939,391 outstanding at December 31, 2010 and 2009, respectively, which bear interest at rates paid by the Company on similar third party loans payable, have no stated maturity date, and have no security.

As of December 31, 2010 and 2009, the Company had outstanding loans to farmers guaranteed by the Company in the amount of $2,769,291 and $2,248,915. Loans to farmers guaranteed by the Company are comprised of loans taken by the Company on behalf of local farmers. The proceeds of the loans are used by the farmers for infrastructure and working capital used by the farmers for raising ducks on behalf of the Company.

The Company does not maintain product liability insurance, and property and equipment insurance does not cover the full value of the property and equipment, which leaves the Company with exposure in the event of loss or damage to its properties or claims filed against the Company.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

22.	Commitments and contingencies (continued):

	(b)	Contingencies (continued)

As of December 31, 2010 and 2009, $756,224 and $731,294 of the Company’s trade accounts receivable were pledged as collateral for bank loans outstanding. These bank loans contain a covenant that prohibit the past due accounts receivable balance from exceeding 5% of the total accounts receivable balance. The loan agreements do not specify a methodology for identifying what accounts are past due. The Company does not give defined standard payment terms to its customers. Accordingly, the Company cannot determine if it has breached this covenant. The Company believes that it is in compliance based on its interpretation of the covenant, but there is no guarantee that the lending bank would consider the Company compliant. The Company has not had any disputes with the lending bank regarding such covenants.

As of December 31, 2010 and 2009, the Company had outstanding $4,268,057 and $2,816,943, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable and have no stated maturity date (see note 4). These loans, and other loans made by the Company during the years ended December 31, 2009 and 2010 that were repaid prior to the end of the respective reporting period, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules. In the opinion of management and its legal counsel, the probability of the fine being imposed is low and accordingly no provision has been made in the consolidated financial statements.

For discussion of tax issues, see notes 20(a) and 20(b).

23.	Segmented and Geographical Information:

The Company is structured and evaluated by its board of directors and management into three distinct business lines:

	●	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Unit
	●	Feed Unit – produces duck feed for internal use and external sale
	●	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

23.	Segmented and Geographical Information (continued):

Results of operations for the year ended December 31, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$12,596,488	$13,886,122	$15,206,128	$—	$41,688,738
Cost of goods sold (1)	8,932,591	11,074,257	12,514,626	—	32,521,474

Gross Profit	3,663,897	2,811,865	2,691,502	—	9,167,264

Sales and marketing expenses	45,919	—	—	—	45,919
General and administrative expenses (2)	1,878,920	42,110	137,457	3,190,718	5,249,205

Operating profit (loss)	$1,739,058	$2,769,755	$2,554,045	$(3,190,718)	$3,872,140

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the year ended December 31, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $13,241,455, the Breeding Unit made sales of ducks to the Food Unit totaling $218,016, and the Food Unit made sales of food products to the Feed Unit of $8,681. These amounts have been eliminated for purposes of these financial statements.

(2)	Includes $2,081,122 stock based expenses and $894,087 cash based expenses associated with the Reverse Merger Transaction, and $265,509 business taxes

Results of operations for the year ended December 31, 2009 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$7,704,942	$50,592	$21,104,165	$—	$28,859,699
Cost of goods sold (1)	5,487,042	174,854	19,008,589	—	24,670,485

Gross Profit	2,217,900	(124,262)	2,095,576	—	4,189,214

Sales and marketing expenses	55,425	—	—	—	55,425
General and administrative expenses	1,098,660	54,252	46,125	148,750	1,347,787

Operating profit (loss)	$1,063,930	$(178,614)	$2,049,436	$(148,750)	$2,786,002

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the year ended December 31, 2009, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $12,387,362, and the Food Unit made sales of food products to the Breeding Unit totaling $51,137. These amounts have been eliminated for purposes of these financial statements.

(2)	Includes $148,750 cash based expenses associated with the Reverse Merger Transaction

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

23.	Segmented and Geographical Information (continued):

Breeding Unit sales increased in 2010 compared with the same period of 2009, primarily as a result of higher demand and market prices for ducklings in China. Because the Company generates its own ducklings from its biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Accordingly, when the market price for ducklings increases, the Company can maximize its profits by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings.

The Feed Unit realized minimal sales in 2009 as products were primarily sold internally to the Breeding Unit. However, in 2010 the Company has made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit at levels similar to 2009. The Company will continue to attempt to market its feed products to external customers, primarily through feed distributors, and expects that it will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, loss of that distributor would materially affect such sales.

The Food Unit began its operations in 2008, and showed a significant increase in sales in 2009 as sales and marketing efforts converted to increased sales. Food Unit sales were down in 2010 as compared with 2009 as a result of higher market prices for ducklings, as described above.

During the years ended December 31, 2010 and 2009, all of the Company’s sales were to customers located in the PRC.

All of the Company’s assets are located in the PRC. The Company’s identifiable assets by business unit as of December 31, 2010 and 2009 were as follows:

			Food
	Breeding	Feed	Processing	Corporate
	Unit	Unit	Unit	Assets	Consolidated

As of December 31, 2010	$30,358,495	$10,715,090	$7,537,818	$5,326,750	$53,938,153

As of December 31, 2009	23,155,434	2,251,135	11,622,561	598,083	37,627,213

Interest, depreciation expense, and amortization of land use rights for the years ended December 31, 2010 and 2009 by business unit were:

				Food
		Breeding	Feed	Processing
	Year	Unit	Unit	Unit	Corporate	Consolidated

Interest expense	2010	$1,115,851	$260,462	$—	$72,467	$1,448,780
	2009	260,164	240,912	53,848	—	554,924
Depreciation expense	2010	599,878	56,062	322,407	—	978,347
	2009	218,166	61,166	237,449	—	516,781
Amortization of land use rights	2010	107,730	26,695	105,039	—	239,464
	2009	98,530	26,453	100,081	—	225,064

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

24.	Subsequent events:

	(a)	Name Change

On January 20, 2011, the Company changed its name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.” to reflect the change in business resulting from the Reverse Merger Transaction.

	(b)	Financing

On March 7 and March 17, 2011, the Company completed the sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection with this financing, the Company also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years.

The Company also entered into a Registration Rights Agreement with the purchasers, under which the Company undertook to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act providing for the resale of (i) all of the shares of common stock (ii) all of the shares of common stock issuable upon exercise of the warrants, (iii) all of the shares of common stock issuable upon exercise of the warrants issued to the placement agent (iv) any additional shares issuable in connection with any anti-dilution provisions associated with such preferred stock and warrants, and (v) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being March 7, 2011 with respect to 550,000 shares and March 17, 2011 with respect to 125,000 shares), and declared effective by the SEC not later than 120 days from the closing date. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter.

	(c)	Liquidated Damages

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the First Financing, the Company was required to file a registration statement including the shares issued in the First Financing no later than January 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. Through March 25, 2011, such accrued liquidated damages amounted to $218,717.

	(d)	Collection of loans receivable

The Company had unsecured loans receivable from unrelated parties totaling $1,545,722 and $1,939,391 outstanding at December 31, 2010 and 2009, respectively. Subsequent to December 31, 2010 and through March 31, 2011, the Company has collected $1,512,447 of the outstanding balance.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

24.	Subsequent events (continued):

	(e)	Repayment of bank loans payable

Subsequent to December 31, 2010 and through March 31, 2011, the Company made repayment on bank loans payable totaling $4,507,093.