Form 10-Q
period 2011-03-31
ANHUI TAIYANG POULTRY CO INC
filed 2011-05-16
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53491

ANHUI TAIYANG POULTRY CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0918608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 88, Eastern Outer Ring Road Ningguo City, Anhui Province, 242300 People’s Republic of China
(Address of principal executive offices) (zip code)

(+86) 0563-430-9999
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 13, 2011, there were 10,440,033 shares of registrant’s common stock outstanding.

ANHUI TAIYANG POULTRY CO., INC.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Balance Sheets
(Expressed in United States Dollars)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,846,935	$1,930,319
Trade accounts receivable, net (note 3)	5,239,202	5,348,650
Loans receivable (note 4)	4,845,348	4,268,057
Inventories, net (note 5)	3,457,450	1,762,709
Prepaid and other current assets (note 6)	2,481,665	1,140,234
Proceeds receivable from sale of fertilizer plant (note 22(b))	916,017	889,174
Due from related parties (note 7)	559,316	—
Total current assets	19,345,933	15,339,143

Construction in progress (note 8)	5,292,833	5,634,476
Property, plant and equipment, net (note 8)	20,567,502	20,495,162
Land use rights (note 9)	10,755,670	10,660,988
Other long term assets (note 10)	2,631,242	1,808,384
Total assets	$58,593,180	$53,938,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$3,477,661	$2,858,112
Income tax payable (note 20)	884,272	504,467
Derivative financial instruments (note 12)	893,769	1,480,261
Other accounts payable (note 13)	4,732,054	4,542,855
Due to related parties (note 7)	—	30,249
Loans payable, current portion (note 14)	9,465,504	7,864,727
Total current liabilities	19,453,260	17,280,671

Loans payable, long term portion (note 14)	11,124,305	11,016,050
Total liabilities	30,577,565	28,296,721
Commitments and contingencies (note 22)
Subsequent events (note 24)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 10,440,033 and 9,865,033 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively (note 16)	10,440	9,865
Additional paid-in capital	4,814,439	4,119,015
Appropriated retained earnings (note 21)	1,353,912	1,353,912
Unappropriated retained earnings	20,453,497	19,007,402
Cumulative translation adjustment	1,383,327	1,151,238
Total equity	28,015,615	25,641,432

Total liabilities and stockholders’ equity	$58,593,180	$53,938,153

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues (notes 4 and 19(b))	$5,514,850	$7,688,952
Cost of goods sold	3,184,372	6,175,518

Gross Profit	2,330,478	1,513,434

Sales and marketing expenses	6,837	10,200
General and administrative expenses	1,058,454	694,750

Operating profit	1,265,187	808,484

Gain on change in fair value of derivative financial instruments (note 12)	909,993	—
Other income (note 18)	174,013	—
Subsidy income (note 15)	46,187	35,015
Interest expense, net (note 17)	(569,480)	(383,165)

Income before income taxes	1,825,900	460,334
Income tax expense (note 20)	379,805	—

Net income	$1,446,095	$460,334

Comprehensive income:
Net income	$1,446,095	$460,334
Foreign currency translation adjustment	232,089	2,390

Comprehensive income	$1,678,184	$462,724

Earnings per share:
Basic and diluted (note 16)	$0.15	$0.06

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	9,902,088	8,113,407

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash provided (used for):
Operating activities:
Net income for the period	$1,446,095	$460,334
Items not affecting cash:
Depreciation and amortization	364,598	238,930
Interest expense allocated to debt	4,473	23,995
Gain on change in fair value of derivative	(909,993)	—
Changes in non-cash working capital:
Trade accounts receivable	159,315	(1,895,716)
Inventories	(1,672,723)	(749,484)
Prepaid and other current assets	(1,327,549)	(137,247)
Due from related parties	(557,512)	137,621
Trade accounts payable and accrued expenses	594,715	(1,226,876)
Income tax payable	379,805	—
Due to related parties	(30,435)	—
Net cash used in operating activities	(1,549,211)	(3,148,443)

Investing activities:
Cash proceeds from sale of fertilizer plant	(18,407)	—
Deposits against equipment and land use rights	(854,202)	(1,460,579)
Capitalized interest expense	(77,355)	(63,309)
Purchase of property and equipment	283,233	(472,828)
Net cash used in investing activities	(666,731)	(1,996,716)

Financing activities:
Repayments received (net of advances made) pursuant to loans receivable	(535,354)	788,780
Advances received (net of repayments made) pursuant to loans payable	145,934	1,347,228
Borrowings under bank loans payable	6,056,640	4,498,583
Repayments under bank loans payable	(4,534,871)	(2,307,715)
Borrowing under convertible loans payable	—	555,000
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	8,400
Net cash provided by financing activities	2,151,849	4,890,276

Effect of exchange rate difference on cash and cash equivalents	(19,291)	(1,567)

Net increase in cash and cash equivalents	(83,384)	(256,450)

Cash and cash equivalents, beginning of period	1,930,319	611,635

Cash and cash equivalents, end of period	$1,846,935	$355,185

Supplementary information:
Interest and finance charges paid	$724,402	$427,265
Fair value of shares allocated to warrant derivative at financing inception	323,501	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Shareholders’ Equity
(Expressed in United States Dollars)

			Additional	Appropriated	Unappropriated	Cumulative	Total
	Common stock		Paid-in	Retained	Retained	Translation	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Adjustment	Equity

Balance as at December 31, 2009 (audited)	510,423	$510	$145,550	$1,142,284	13,006,176	$427,685	$14,722,205
Capital contribution	5,600	6	8,394	—	—	—	8,400
Capital contribution of subsidiary	—	—	—	—	10,000	—	10,000
Imputed interest expense charged to additional paid in capital of subsidiary (note 17)	—	—	—	—	8,656	—	8,656
Net income for the year	—	—	—	—	460,334	—	460,334
Foreign currency translation adjustment for the year	—	—	—	—	—	2,390	2,390

Balance as at March 31, 2010 (unaudited)	516,023	$516	$153,944	$1,142,284	13,485,166	$430,075	$15,211,985

Balance as at December 31, 2010 (audited)	9,865,033	$9,865	$4,119,015	$1,353,912	$19,007,402	$1,151,238	$25,641,432
Capital contribution (notes 1(a) and 12)	575,000	575	695,424	—	—	—	695,999
Net income for the year	—	—	—	—	1,446,095	—	1,446,095
Foreign currency translation adjustment for the year	—	—	—	—	—	232,089	232,089

Balance as at March 31, 2011 (unaudited)	10,440,033	$10,440	$4,814,439	$1,353,912	$20,453,497	$1,383,327	$28,015,615

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

1.	Nature of Business Operations:

	(a)	Business

The financial statements presented herein reflect the consolidated financial results as at March 31, 2011 and for the three months ended March 31, 2011 and 2010 of Anhui Taiyang Poultry Co., Inc. (“Parent” or the “Company”), its wholly owned subsidiaries Dynamic Ally Ltd. (“Dynamic Ally”) and Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), and Anhui Taiyang Poultry Co., Ltd. (“Taiyang”), a variable interest entity controlled by the Company as a result of the agreements described below. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Effective January 20, 2011, the Company changed its name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.”

The Company, through its VIE arrangement with Taiyang, raises, processes and markets ducks and duck related food products through three business lines:

Breeding Unit – breeds, hatches, and cultivates ducklings for resale and for processing by the Food Unit
Feed Unit – produces duck feed for internal use and external sale
Food Unit – processes ducklings into frozen raw food product for commercial resale.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

On March 7 and March 17, 2011, the Company completed an additional sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection this financing, the Company also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years (see notes 12 and 16(e)).

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Ningguo is subject to corporate income tax in the PRC at a rate of 25% as a non-resident enterprise, as well as business tax at a rate of 5% on service income. Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains. Parent is subject to United States income tax at a rate of 35%.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

For certain of the Company’s financial instruments, including cash, accounts receivable, loans receivable, other amounts receivable, accounts payable, accrued liabilities, other payables, and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

2.	Significant accounting policies (continued):

(x) Recently Issued Accounting Standards (continued):

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

3.	Trade accounts receivable:

Trade accounts receivable were comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts receivable	$5,406,623	$5,361,648
Allowance for doubtful accounts	(167,421)	(12,998)

	$5,239,202	$5,348,650

As of March 31, 2011 and December 31, 2010, $763,347 and $756,224 of the Company’s trade accounts receivable were pledged as collateral for loans outstanding. The loan in the amount of $756,224 securing trade accounts receivable at December 31, 2010 was repaid in March 2011.

4.	Loans receivable:

As of March 31, 2011 and December 31, 2010, the Company had outstanding $4,854,348 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable, and have no stated maturity date. Loans receivable activity during the three months ended March 31, 2011 and 2010 was:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Beginning balance	$4,268,057	$2,816,943
Amounts loaned to third parties	6,211,173	102,399
Amounts collected from third parties	(5,675,819)	(892,335)
Change in allowance for doubtful accounts	—	(146)
Currency translation difference	41,937	543

Ending balance	$4,845,348	$2,027,404

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

4.	Loans receivable (continued):

During 2009, the Company made a loan to an unrelated third party, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through March 31, 2011, such interest amounted to $65,536. Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $1,494,225 and $416,654 during the three months ended March 31, 2011 and 2010, respectively (see note 22(b)).

During 2010, the Company made a loan to an unrelated individual, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,358,727 borrowed by the Company. The loan receivable does not have a stated maturity date.

The value of the guarantee provided through the pledged assets of the Company’s borrowers was estimated to be approximately $14,000.

The Company had additional unsecured loans receivable from unrelated parties totaling $2,097,368 and $1,545,722 outstanding at March 31, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security. Subsequent to March 31, 2011 and through May 13, 2011, the Company has collected $458,008 of the outstanding balance of these loans (see note 24(b)).

The above loans constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules (see note 22(b)). Effective as of May 11, 2011, any new loans to directors, officers, or unrelated parties require pre-approval of the Company’s board of directors.

5.	Inventories:

Inventories were comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Raw materials	$1,445,612	$1,142,773
Work in process	1,692,922	490,978
Finished goods	318,916	128,958

	$3,457,450	$1,762,709

The Company did not have any obsolete or slow-moving inventory as of March 31, 2011 or December 31, 2010.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

6.	Prepaid and other current assets:

Prepaid and other current assets were comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Prepaid inventory purchases	$1,055,755	$224,187
Other prepaid expenses	1,217,195	623,527
Biological assets	208,715	292,520

	$2,481,665	$1,140,234

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

7.	Related party transactions:

As of March 31, 2011 and December 31, 2010, amounts due from related parties were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Due from Wu Qiyou	$559,316	$—

	$559,316	$—

As of March 31, 2011 and December 31, 2010, amounts due to related parties were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Due to Wu Qiyou	$—	$30,249

	$—	$30,249

Wu Qiyou is Taiyang’s founder and principal executive officer and was holder of 96% of the Company’s registered share capital prior to the Reverse Merger Transaction in November 2010 (see note 1(a)). Mr. Wu was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company after the Reverse Merger Transaction. Wu Qiyou owns 49% of Taiyang Biological Corporation.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Taiyang Biological Corporation is a company owned 49% by Wu Qiyou and 31% by Wu Qida.

The Company was involved in the following transactions with Wu Qiyou, Chen Beihuang and Wu Qida during the three months ended March 31, 2011 and 2010:

	Wu	Chen	Wu
	Qiyou	Beihuang	Qida	Total

Balance due (to) from as of December 31, 2010	$(30,249)	$—	$—	$(30,249)
Loans to related party	592,206	9,283	—	601,489
Repayments from related party	(4,259)	(9,283)	—	(13,542)
Currency translation difference	1,618	—	—	1,618

Balance due (to) from as of March 31, 2011	$559,316	$—	$—	$559,316

Balance due (to) from as of December 31, 2009	$735,861	$585	$29,252	$765,698
Loans to related party	178,028	6,437	—	184,465
Repayments from related party	(315,497)	(6,802)	—	(322,299)
Currency translation difference	122	(1)	4	125

Balance due (to) from as of March 31, 2010	$598,514	$219	$29,256	$627,989

The loan receivable from Wu Qiyou was repaid on May 11, 2011. The Company has since discontinued the practice of lending funds to its officers and directors, and on May 11, 2011, the Company’s board of directors passed a resolution requiring board approval for all future loans to directors, officers, and any other related or unrelated parties (see note 24(c)).

The Company was involved in the following additional related party transactions during the three months ended March 31, 2011 and 2010:

During the three months ended March 31, 2011 and 2010, the Company made purchases from Taiyang Biological Corporation in the amount of $21,041 and $28,565, respectively. As of March 31, 2011 and December 31, 2010, the Company had prepayments against inventory purchases with Taiyang Biological Corporation in the amount of $91,528 and $90,385, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

7.	Related party transactions (continued):

The Company currently engages Thornhill Capital LLC to perform certain accounting, language translation, and other professional services. The Company’s Chief Financial Officer, David Dodge, also performs contract work unrelated to the Company on behalf of Thornhill Capital LLC.

In August 2010, the Company purchased 7.81% of the equity of a local credit cooperative. As of March 31, 2011 and December 31, 2010, the face value of long term loans payable to the credit cooperative were $192,654 and $190,856, respectively, and the carrying value was $132,107 and $126,428 respectively. The Company also had a short term loan payable to the credit cooperative in the amount of $1,526,694 as of March 31, 2011 (see notes 10 and 14(a)).

Transactions during the period are reflected at the average exchange rates for the respective period, and balances as of March 31, 2011 and December 31, 2010 are reflected at closing exchange rates for the respective period (see note 19(c)). Accordingly, beginning balance plus period transactions may differ from ending balances due to exchange rate differences.

8.	Property, plant and equipment:

(a) Property, plant and equipment

As of March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

		Accumulated	Net book
As of March 31, 2011 (unaudited)	Cost	depreciation	Value

Production equipment	$2,561,736	$(698,562)	$1,863,174
Transportation equipment	612,592	(115,387)	497,205
Office furniture and equipment	277,449	(74,217)	203,232
Building and building improvements	19,936,342	(1,932,451)	18,003,891

	$23,388,119	$(2,820,617)	$20,567,502

		Accumulated	Net book
As of December 31, 2010 (audited)	Cost	depreciation	Value

Production equipment	$2,407,456	$(661,651)	$1,745,805
Transportation equipment	565,298	(98,330)	466,968
Office furniture and equipment	266,829	(62,207)	204,622
Building and building improvements	19,743,948	(1,666,181)	18,077,767

	$22,983,531	$(2,488,369)	$20,495,162

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

8.	Property, plant and equipment:

	(a)	Property, plant and equipment (continued)

Depreciation expense of production-related property, plant and equipment is recorded to production costs, which is allocated to inventory and reflected in cost of goods sold on the statement of operations. Depreciation expense of other property, plant and equipment is charged to general and administrative expense. For the three months ended March 31, 2011 and 2010, depreciation expense was allocated as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Depreciation charged to general and administrative expense	$95,504	$31,602
Depreciation charged to cost of goods sold	212,391	172,671

Total depreciation expense	$307,895	$204,273

All of the Company’s building and building improvements, and certain of the Company’s production equipment, are pledged as collateral for bank loans payable as described in note 14.

(b)	Construction in progress

The Company has various construction projects in process to expand its facilities. As of March 31, 2011 and December 31, 2010, construction in progress was comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Incubation center expansion	$687,012	$827,158
Breeding facilities	3,971,583	4,521,791
Capitalized interest expense	144,623	66,393
Other projects	489,615	219,134

	$5,292,833	$5,634,476

The Company’s headquarter building was placed into service in the first quarter of 2010.

The Company capitalizes interest on loans related to construction projects in progress. During the three months ended March 31, 2011 and 2010, the Company capitalized interest expense in the amount of $77,355 and $63,407, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

9.	Land Use Rights:

As of March 31, 2011 and December 31, 2010, land use rights consisted of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Cost	$12,053,744	$11,890,593
Less accumulated amortization	(1,298,074)	(1,229,605)

	$10,755,670	$10,660,988

Land use rights are amortized over the life of the rights, which is generally 50 years, and are charged to general and administrative expense on the statement of operations. Amortization expense of land use rights was $56,703 and $34,572 during the three months ended March 31, 2011 and 2010, respectively.

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

10.	Other long term assets:

As of March 31, 2011 and December 31, 2010, other long term assets were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Long term investment	$1,526,694	$1,512,447
Land use rights deposits	30,534	30,249
Equipment and construction project deposits	963,554	247,450
Other long term assets	110,460	18,238

	$2,631,242	$1,808,384

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

11.	Trade accounts payable and accrued liabilities:

As of March 31, 2011 and December 31, 2010, accounts payable and accrued liabilities were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts payable	$2,285,828	$1,940,985
Accrued payroll	280,921	265,443
Accrued liquidated damages	241,227	—
Accrued professional services	40,000	55,564
Accrued taxes	629,685	596,120

	$3,477,661	$2,858,112

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the First Financing, the Company was required to file a registration statement including the shares issued in the First Financing no later than January 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. Through March 25, 2011, such accrued liquidated damages amounted to $241,227 (see note 17).

12.	Derivative Financial Instruments and Financing:

On March 7 and March 17, 2011, the Company completed the sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection this financing, the Company also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years (see note 1(a)).

Gross and net proceeds to the Company were as follows:

	Mar. 7, 2011	Mar. 17, 2011	Total

Cash proceeds	$1,100,000	$50,000	$1,150,000
Commissions and direct offering costs	(126,500)	(4,000)	(130,500)

Net proceeds	$973,500	$46,000	$1,019,500

The proceeds of the financing were allocated as follows:

	Mar. 7, 2011	Mar. 17, 2011	Total

Common stock, par value $0.001	$550	$25	$575
Additional paid in capital	664,418	31,006	695,424
Derivative financial instruments	308,532	14,969	323,501

	$973,500	$46,000	$1,019,500

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

12.	Derivative Financial Instruments and Financing (continued):

Additionally, during November 2010, the Company completed a financing pursuant to which it sold 2,905,392 shares and issued 952,646 warrants with terms similar to those issued in the March 2011 financing.

The warrants issued in the above transactions do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Mar. 7, 2011	Mar. 17, 2011	Mar. 31, 2011
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.94
Volatility	110.83%	119.39%	122.25%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	1.29%

Since the Company’s common stock has limited trading history, the Company estimated volatility using historical volatility of comparable companies in the industry. For the risk-free rates of return, the Company used the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants.

The change in fair value of the warrants is recognized in the statement of operations each period. During the three months ended March 31 2011, the change in fair value was as follows:

	Issuance Date
	Mar. 2011	Nov. 2010	Total

Value at December 31, 2010	$—	$1,480,261	$1,480,261
Plus: inception value of March 2011 warrants	323,501	—	323,501
Less: value at March 31, 2011	(157,376)	(736,393)	(893,769)

Gain on derivative financial instruments	$166,125	$743,868	$909,993

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

13.	Other accounts payable:

As of March 31, 2011 and December 31, 2010, other accounts payable and accrued liabilities were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Deposits from contract farmers	$1,011,923	$1,088,536
Loans from farmers guaranteed by the Company	3,027,434	2,769,291
Land use right payable	38,537	38,177
Construction project payable	360,298	351,642
Other payables and amounts due to unrelated parties	293,862	295,209

	$4,732,054	$4,542,855

Other payables and amounts due to unrelated parties are comprised of demand unsecured loans and other amounts payable to unrelated third parties not in the ordinary course of carrying out the Company’s principal business, on which imputed interest was charged in the amount of $Nil and $8,656 in the three months ended March 31, 2011 and 2010, respectively.

Loans to farmers guaranteed by the Company are comprised of loans taken by the Company on behalf of local farmers. The proceeds of the loans are used by the farmers for infrastructure and working capital used for raising ducks on behalf of the Company.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

14.	Loans payable:

	(a)	Short term bank loans

As required, the Company borrows funds in the form of short term bank loans payable to fund its capital projects and supplement its working capital requirements. The carrying value of short term bank loans payable as of March 31, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	March 31,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
January 25, 2011 (1)	5.842%	$—	$2,268,673
March 14, 2011 (5)	5.310%	—	1,482,198
March 28, 2011 (3)	5.841%	—	756,224
April 11, 2011 (4)(5)	5.310%	763,347	756,224
June 10, 2011 (5)	5.310%	473,275	468,859
September 15, 2011 (2)(5)	5.841%	916,017	907,468
October 13, 2011 (5)	5.841%	305,339	302,489
October 15, 2011 (5)	5.310%	625,945	620,103
November 4, 2011 (5)	5.841%	305,339	302,489
January 17, 2012 (6)	8.715%	1,526,694	—
January 24, 2012 (1)	6.101%	2,290,041	—
February 26, 2012 (5)	6.060%	1,496,160	—
March 16, 2012 (3)	6.363%	763,347	—

		$9,465,504	$7,864,727

(1)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4).

(2)	The assets of Jinyatai are pledged as collateral for this loan (see note 4).

(3)	These loans are secured by accounts receivable of the Company.

(4)	This loan was repaid by its due date subsequent to March 31, 2011 (see note 24(b)).

(5)	These loans are secured by property and equipment of the Company

(6)	This loan is payable to a local credit cooperative of which the Company owns 7.81% (see note 7).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

14.	Loans payable (continued):

	(b)	Long term bank loans

The carrying value of long term bank loans payable as of March 31, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	March 31,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
October 21, 2012 (4)	5.400%	$1,793,865	$1,777,129
November 30, 2012 (1)	0.000%	37,300	35,694
December 10, 2012 (4)	5.400%	496,176	491,545
August 8, 2013 (4)	5.400%	1,526,694	1,512,447
August 8, 2013 (4)	5.400%	458,008	453,734
September 12, 2013 (4)	5.400%	916,017	907,468
October 9, 2013 (4)	5.400%	1,526,694	1,512,447
October 14, 2013 (4)	5.400%	916,017	907,468
November 30, 2013 (1)	0.000%	32,463	31,069
April 20, 2014 (2)	0.000%	62,344	59,665
December 31, 2014 (3)(4)	5.760%	3,358,727	3,327,384

		$11,124,305	$11,016,050

(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded on the statement of operations in a prior period. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $2,363 and $1,975 in the three months ended March 31, 2011 and 2010, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded on the statement of operations in a prior period. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $2,110 and $Nil in the three months ended March 31, 2011 and 2010, respectively. These loans are unsecured.

(3)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4)

(4)	These loans are secured by property and equipment of the Company

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

At inception, the Company recorded the debentures at a value of $555,000, being the face value of $650,000, less commissions paid of $95,000. The commissions were amortized over the life of the debentures to general and administrative expense. The Company recorded an expense to amortize the commissions in the amount of $13,380 in the three months ended March 31, 2010.

The fair value of the conversion option was not recorded at inception because it was contingent upon the Company completing both the Public Transaction and a subsequent financing. Based on the Company’s final valuation in the Reverse Merger Transaction, the estimated value of the conversion option, being its intrinsic value, was $216,667. This estimated value is based on a fair value of the Company using the market approach, based on the market price to revenue and earnings multiple for companies considered by management to be comparable to the Company.

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

During the three months ended March 31, 2011 and 2010, the Company recognized subsidy income of $46,187 and $35,015, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

As of March 31, 2011, the Company had 1,142,396 warrants outstanding. Each warrant entitles the holder to purchase one (1) share of the Company’s common stock at an exercise price of $4.00 per share, have a term of 3-5 years, and are subject to a call provision if the closing bid price of the Company’s common stock equals or exceeds $8.00 per share for five consecutive trading days, subject to the Company’s common stock being traded on either the New York Stock Exchange, Nasdaq or NYSE Amex and there being an effective registration statement for the resale of the shares of common stock underlying the warrants. The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each reporting period (see note 12)

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

16.	Share capital (continued):

	(d)	Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding warrants.

During the three months ended March 31, 2011 and 2010, the warrants outstanding have not been included in the computation of diluted income per share, because all outstanding warrants were out of the money and such inclusion would have had an anti-dilutive effect. The number of weighted average common shares outstanding has been retroactively restated to give effect to the shares issued in the Reverse Merger Transaction.

	(e)	Financing transaction

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

17.	Interest expense (net):

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(75,877)	$(693)
Interest expense	368,540	329,622
Bank fees	31,117	43,605
Liquidated damages	241,227	—
Amortization of debt discount	4,473	1,975
Imputed interest expense	—	8,656

	$569,480	$383,165

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the First Financing, the Company was required to file a registration statement including the shares issued in the First Financing no later than January 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. Through March 31, 2011, such accrued liquidated damages amounted to $241,227 (see note 11).

The Company capitalizes interest on loans related to construction projects in progress. During the three months ended March 31, 2011 and 2010, the Company capitalized interest expense in the amount of $77,355 and $63,407, respectively.

18.	Other income:

Other income was as follows during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Dividend income from long term investment	$182,612	$—
Donations and other expenses	(8,599)	—

	$174,013	$—

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

The Company values certain loans payable at fair market value which do not have a stated interest rate using a discount of 14% on the face value of the loan at inception to adjust the carrying value to the fair value. Fair value is calculated using the net present value of the loan, and the amount of the discount is included on the statement of operations under the caption “Interest and other expense, net.” The discount is amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. As of March 31, 2011 and December 31, 2010, the value of such instruments included in “Loans payable, long term portion” was $132,107 and $126,428, respectively.

The Company’s financial instruments consist of cash, trade accounts receivable, loans receivable, prepaid and other current assets, proceeds receivable from the sale of the Company’s fertilizer plant, amounts due from/to related parties, trade accounts payable and accrued liabilities, other accounts payable, and current loans payable, all of which are valued using Level 1 of the valuation hierarchy. The fair values of these financial instruments approximate their carrying values due to the relatively short-term maturity of these instruments.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

19.	Financial instruments (continued):

	(b)	Interest rate and concentration of credit risks (continued)

During the three months ended March 31, 2011 and 2010, the Company had the following concentrations of sales in each business unit:

	Three months ended March 31,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Revenue	Total	Total	Revenue	Total	Total
Breeding Unit:
Customer A	$982,565	20.6%	17.8%	$544,533	41.7%	7.1%
Customer B	1,494,225	31.3%	27.1%	433,438	33.2%	5.6%

Food Unit:
Customer C	—	—	—	4,456,283	70.4%	58.0%
Customer D	135,152	18.2%	2.5%	343,748	5.4%	4.5%
Customer E	130,902	17.7%	2.4%	246,882	3.9%	3.2%

There is no guarantee that any of the customers mentioned above will continue to buy from the Company, and loss of any of these major customers would have a material adverse effect on the Company’s results of operations.

During the three months ended March 31, 2011 and 2010, the Company had the following concentrations of purchases from suppliers:

	Three months ended March 31,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Purchases	Total	Total	Purchases	Total	Total

Supplier A	$998,388	31.1%	23.0%	$1,037,813	34.4%	15.1%
Supplier B	785,039	24.4%	18.1%	562,814	18.6%	8.2%
Supplier C	643,726	20.0%	14.8%	196,515	6.5%	2.9%

All of the suppliers shown in the above table are suppliers to the Feed Unit. Company total purchases represent purchases from external suppliers only. The principal supplier of the Breeding Unit is the Feed Unit, and the principal supplier of the Food Unit is the Breeding Unit.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

19.	Financial instruments (continued):

	(c)	Foreign currency risk

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

The following exchange rates are applied for the Company’s financial statements for the periods presented herein:

	Three months ended March 31,
	2011	2010

Period end rate	6.5501	6.8361
Period average rate	6.5713	6.8360
Period high rate	6.6286	6.8436
Period low rate	6.5443	6.8236

(d)	Liquidity Risk

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

Ningguo is subject to corporate income tax in the PRC at a rate of 25%, as well as business tax at a rate of 5% on service income.

Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains.

Parent is subject to United States income tax at a rate of 35%.

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to business tax at a rate of 5% and enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $379,805 in the three months ended March 31, 2011. No income tax or business tax expense was recognized in the three months ended March 31, 2010 since the Company did not pay profits in the form of management fees during this interim reporting period.

The reconciliation between taxes computed by applying the statutory income tax rate of 25% applicable to the Company’s operations to income tax expense is:

	2011	2010

Income before income taxes	$1,825,900	$460,334

Income tax at statutory rate of 25% in 2011 and 0% in 2010	456,475	—
Non-taxable gain on derivative financial instruments	(227,498)	—
Non-deductible expenses	150,828	—

Income tax expense	$379,805	$—

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

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

According to PRC corporate law, the Company is required each year to appropriate 10% of its after tax income as reported in its financial statements, prepared in accordance with PRC GAAP, to the statutory common reserve fund until the fund reaches 50% of the Company’s Registered Capital. This fund can be used to make up for any losses incurred in the future or be converted into paid-in capital, provided that the fund does not fall below 50% of Registered Capital. The Company did not make any transfers to the statutory common reserve fund during the three months ended March 31, 2011 or 2010.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

22.	Commitments and contingencies (continued):

	(b)	Contingencies

In connection with the sale in June 2010 of a fertilizer plant partially constructed by the Company, the Company paid a deposit in the amount of $321,886 to acquire land use rights for the location on which the fertilizer plant is being constructed. The owner of the land use rights has agreed to transfer such rights to the Company upon completion of construction of the fertilizer plant, at which time the Company will transfer them to the buyer. The Company also agreed to allow the buyer of the fertilizer plant to use the Company’s name for marketing purposes for a period of two years from the sale date, and the buyer has allowed the assets comprising the fertilizer plant to continue to be pledged as collateral for bank loans by the Company that are secured by these assets.

The Company regularly uses contract farmers to incubate ducks to be used for commercial processing. The Company pays the farmers a fixed fee per Duck when the duck has matured, which is after approximately 60 days. Fluctuations in the market price of ducks or duck meat could affect margins since these fees are fixed.

During 2009, the Company made a loan to an unrelated third party, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During 2010, the Company made a loan to Jinyatai, a former subsidiary of Taiyang that was divested in 2005, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through March 31, 2011, such interest amounted to $65,536.

During 2010, the Company made a loan to an unrelated individual, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,358,727 borrowed by the Company. The loan receivable does not have a stated maturity date.

The Company had additional unsecured loans receivable from unrelated parties totaling $2,097,368 and $1,545,722 outstanding at March 31, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security. Subsequent to December 31, 2010 and through March 31, 2011, the Company has collected $458,008 of the outstanding balance. On May 11, 2011, the Company’s board of directors passed a resolution requiring that any new loans to directors, officers, and any other related or unrelated parties shall require pre-approval from the board of directors (see notes 4 and 24(a)).

As of March 31, 2011 and December 31, 2010, the Company had outstanding loans to farmers guaranteed by the Company in the amount of $3,027,435 and $2,769,291, respectively. Loans to farmers guaranteed by the Company are comprised of loans taken by the Company on behalf of local farmers. The proceeds of the loans are used by the farmers for infrastructure and working capital used by the farmers for raising ducks on behalf of the Company.

The Company does not maintain product liability insurance, and property and equipment insurance does not cover the full value of the property and equipment, which leaves the Company with exposure in the event of loss or damage to its properties or claims filed against the Company.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

22.	Commitments and contingencies (continued):

	(b)	Contingencies (continued)

As of March 31, 2011 and December 31, 2010, $763,347 and $756,224 of the Company’s trade accounts receivable were pledged as collateral for bank loans outstanding. These bank loans contain a covenant that prohibit the past due accounts receivable balance from exceeding 5% of the total accounts receivable balance. The loan agreements do not specify a methodology for identifying what accounts are past due. The Company does not give defined standard payment terms to its customers. Accordingly, the Company cannot determine if it has breached this covenant. The Company believes that it is in compliance based on its interpretation of the covenant, but there is no guarantee that the lending bank would consider the Company compliant. The Company has not had any disputes with the lending bank regarding such covenants.

As of March 31, 2011 and December 31, 2010, the Company had outstanding $4,845,348 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable and have no stated maturity date (see note 4). These loans, and other loans made by the Company during previous reporting periods, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules. In the opinion of management and its legal counsel, the probability of the fine being imposed is low and accordingly no provision has been made in the consolidated financial statements.

As of March 31, 2011 and December 31, 2010, the Company had outstanding $559,316 and $Nil, respectively, of loans due from Wu Qiyou, the Company’s Chief Executive Officer. The amount receivable from Wu Qiyou was repaid on May 11, 2011. The Company has since discontinued the practice of lending funds to its officers and directors, and on May 11, 2011, the Company’s board of directors passed a resolution requiring board approval for all future loans to directors, officers, and unrelated parties. Such loans to executive officers are prohibited by Section 402 of the Sarbanes Oxley Act of 2002.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Results of operations for the three months ended March 31, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$4,773,781	$82	$740,987	$—	$5,514,850
Cost of goods sold (1)	2,514,115	74	670,183	—	3,184,372

Gross Profit	2,259,666	8	70,804	—	2,330,478

Sales and marketing expenses	6,837	—	—	—	6,837
General and administrative expenses (2)	531,922	40,261	135,927	350,344	1,058,454

Operating profit (loss)	$1,720,907	$(40,253)	$(65,123)	$(350,344)	$1,265,187

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended March 31, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $2,958,936, and the Breeding Unit made sales of ducks to the Food Unit totaling $11,682. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the three months ended March 31, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$1,306,492	$54,543	$6,327,917	$—	$7,688,952
Cost of goods sold (1)	835,441	39,142	5,300,935	—	6,175,518

Gross Profit	471,051	15,401	1,026,982	—	1,513,434

Sales and marketing expenses	10,200	—	—	—	10,200
General and administrative expenses (2)	348,666	11,755	27,274	307,055	694,750

Operating profit (loss)	$112,185	$3,646	$999,708	$(307,055)	$808,484

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended March 31, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $3,373,915, and the Breeding Unit made sales of ducks to the Food Unit totaling $71,211. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects expenses associated with the Reverse Merger Transaction and legal, accounting and other compliance costs shared amongst the business units.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Breeding Unit sales increased in the three months ended March 31, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because the Company generates its own ducklings from its biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Accordingly, when the market price for ducklings increases, the Company can maximize its profits by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings.

The Feed Unit realized minimal revenues in each of the three months ended March 31, 2011 and 2010, as products were primarily sold internally to the Breeding Unit. In the last three fiscal quarters of 2010, the Company made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. The Company did not make any sales to this distributor in three months ended March 31, 2011. The Company will continue to attempt to market its feed products to external customers, primarily through feed distributors, and expects that it will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the three months ended March 31, 2011 as compared with three months ended March 31, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings being sold to the market rather than being used internally for Food Unit products.

During the three months ended March 31, 2011 and 2010, all of the Company’s sales were to customers located in the PRC.

All of the Company’s assets are located in the PRC. The Company’s identifiable assets by business unit as of March 31, 2011 and December 31, 2010:

			Food
	Breeding	Feed	Processing	Corporate
	Unit	Unit	Unit	Assets	Consolidated

As of March 31, 2011 (unaudited)	$35,055,601	$10,742,921	$7,535,946	$5,258,712	$58,593,180

As of December 31, 2010 (audited)	30,358,495	$10,715,090	$7,537,818	$5,326,750	53,938,153

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Interest, depreciation expense, and amortization of land use rights for the three months ended March 31, 2011 and 2010 by business unit were:

				Food
		Breeding	Feed	Processing
	Year	Unit	Unit	Unit	Corporate	Consolidated

Interest expense	2011	$252,187	$75,832	$—	$241,461	$569,480
	2010	308,894	66,257	—	8,014	383,165
Depreciation	2011	211,286	12,470	84,139	—	307,895
expense	2010	126,001	14,509	63,763	—	204,273
Amortization of	2011	28,101	2,555	26,047	—	56,703
land use rights	2010	9,374	160	25,038	—	34,572

24.	Subsequent events:

	(a)	Collection of loans receivable

The Company had unsecured loans receivable from unrelated parties totaling $1,254,942 and $1,545,722 outstanding at March 31, 2011 and December 31, 2010, respectively. Subsequent to December 31, 2010 and through March 31, 2011, the Company has collected $458,008 of the outstanding balance (see note 4). On May 11, 2011, the Company’s board of directors passed a resolution requiring that any new loans to directors, officers, or unrelated parties shall require pre-approval from the board of directors.

	(b)	Repayment of bank loans payable

Subsequent to March 31, 2011 and through May 13, 2011, the Company made repayment on bank loans payable totaling $763,347.

	(c)	Repayment of amounts due from related parties

As of March 31, 2011, the Company had an outstanding loan receivable from Wu Qiyou in the amount of $559,316.  This loan was repaid on May 11, 2011.  The Company has since discontinued the practice of lending funds to its officers and directors, and on May 11, 2011, the Company’s board of directors passed a resolution requiring board approval for all future loans to directors, officers, and any other related or unrelated parties (see note 7).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Taiyang was established in May 1996 under the laws of the PRC. Taiyang raises, processes and markets ducks and duck related food products through three business lines:

●	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Processing Unit;
●	Feed Unit – produces duck feed for internal use and external sale; and
●	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

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

For the Three Months ended March 31, 2011 and 2010

Revenues

Revenues for the three months ended March 31, 2011 and 2010 were $5,514,850 and $7,688,952, respectively. Revenues by business unit were as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Breeding Unit	$4,773,781	$1,306,492
Feed Unit	82	54,543
Food Unit	740,987	6,327,917

	$5,514,850	$7,688,952

Breeding Unit sales increased in the three months ended March 31, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Therefore, when the market price for ducklings increases, we can maximize our profits per duckling by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings. Accordingly, this strategy may result in lower revenues compared to prior periods, with a corresponding increase in gross profit. This is the case in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, when our consolidated revenues decreased by $2,174,102, or 28%, but we saw an overall increase in our gross profit of $817,044, or 54%, because of the increase in the market price of ducks. Our average sales price for a duckling was approximately $1.07 in the three months ended March 31, 2011, as compared to $0.45 in the three months ended March 31, 2010. Our average sales price for grown commercial processing ducks was approximately $1.17 per kilogram in the three months ended March 31, 2011, as compared to $0.85 per kilogram in the three months ended March 31, 2010. We expect our sales to continue to fluctuate with the market price of ducks, and we intend to continue to shift our sales mix accordingly between ducks and food product to maximize our profits as the market conditions change.

The Feed Unit realized minimal sales in each of the three months ended March 31, 2011 and 2010, as products were primarily sold internally to the Breeding Unit. In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in three months ended March 31, 2011. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the three months ended March 31, 2011 as compared with three months ended March 31, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market rather than being used internally for Food Unit products. When market prices of ducks is unusually high, on a consolidated basis we can make higher profits by selling ducks into the market rather than processing them into food products, which have a more stable market price, and thus will yield lower margins when the input costs increase. Because the total number of ducks produced by our Breeding Unit is fairly constant, we can maximize our profits by selling more live ducks when their market price is high, and by selling more food products when the market price of ducks is low. Accordingly, sales of Food Unit products decreased substantially from 2010 to 2011 as a larger portion of the ducks produced at our facility were sold directly by the Breeding Unit due to the higher market price in 2011 relative to 2010, rather than being processed and sold as food product.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the three months ended March 31, 2011 and 2010, as follows:

	Buying Unit
	Three months ended March 31, 2011			Three months ended March 31, 2010
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$11,682	$—	$—	$71,211
Feed Unit	2,958,936	—	—	3,373,915	—	—
Food unit	—	—	—	—	—	—

	$2,958,936	$—	$11,682	$3,373,915	$—	$71,211

During the three months ended March 31, 2011 and 2010, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the three months ended March 31, 2011 and 2010 were $3,184,372 and $6,175,518, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the three months ended March 31, 2011 and 2010 were 42% and 20%, respectively. The increased gross margin was primarily the result of increased sales prices of duck, disproportionate to the relatively smaller increase in cost of grains and other materials used to raise ducks. As a result, margins on duck sales increased from 36% in the three months ended March 31, 2010 to 47% in the three months ended March 31, 2011.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were $6,837 and $10,200, respectively. The slight decrease resulted from lower personnel and travel expenses in 2011.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $1,058,454 and $694,750, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the three months ended March 31, 2011 due to (i) bad debt reserve of $153,803 in the three months ended March 31, 2011, (ii) higher overhead costs in 2011 associated with corporate growth, and more staffing for the public transaction and post-transaction accounting and administrative requirements of $151,733, and (iii) business tax of $79,959 incurred in 2011, offset by lower public compliance costs in 2011 by $21,791 resulting from accounting, legal and other professional costs incurred in 2010 in preparation of becoming public.

Loss on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the three months ended March 31, 2011, we recognized income resulting from a decrease in the fair value of derivative financial instruments in the amount of $909,993.

Other income

Other income in the amount of $174,013 in the three months ended March 31, 2011 is primarily attributable to dividend income from a long term investment in a local credit cooperative.

Subsidy income

From time to time, we receive subsidies from the PRC government. Subsidies used for current period expenditures are recognized as income in the period in which the benefit from the subsidy is realized. Certain of the subsidies are earmarked for particular capital improvement projects, and the completed projects must be approved by the government to ensure specifications were met. Subsidies that relate to depreciable property and equipment are recorded as an offset to the related capital accounts to which the subsidy relates.

During the three months ended March 31, 2011 and 2010, we recognized subsidy income of $46,187 and $35,015, respectively.

Interest expense

Interest expense (net) for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(75,877)	$(693)
Interest expense	368,540	329,622
Bank fees	31,117	43,605
Liquidated damages	241,227	—
Amortization of debt discount	4,473	1,975
Imputed interest expense	—	8,656

	$569,480	$383,165

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was lower in the three months ended March 31, 2011 than the three months ended March 31, 2010 due to lower average interest-bearing cash deposits in 2011 than in 2010. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was higher in 2011 than in 2010 due to higher average bank loan balances in 2011 than in 2010. We also recognized interest expense to amortize discounts on the face value of certain zero-interest loans with a stated maturity date. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between us and the investors in the November financing, we were required to file a registration statement including the shares issued in the November financing no later than January 9, 2011. We failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of April 30, 2011 and March 31, 2011, such accrued liquidated damages amounted to $353,776 and $241,227, respectively.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $379,805 in the three months ended March 31, 2011.

Net income

Net income for the three months ended March 31, 2011 and 2010 was $1,599,898 and $460,334, respectively. The higher income in 2010 was the result of (i) a gain on the change in fair value of derivative financial instruments in the amount of $909,993 in 2011, (ii) increased gross profit of $817,044 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, and (iii) higher other income by $174,013 in 2011, resulting primarily from investment income earned on our investment in a local credit cooperative, (iv) higher subsidy income by $11,172 in 2011, and (v) lower sales and marketing expense by $3,363 in 2011. These amounts were offset by (i) income tax expense of $379,805 in 2011 as a result of our contractual arrangements that came into effect in May 2010, (ii) higher general and administrative expenses by $363,704 in 2011, and (iii) higher interest expense by $186,315 in 2011, attributable primarily to accrued liquidated damages.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2011 and December 31, 2010, we had unrestricted cash balances of $1,846,935 and $1,930,319, respectively, and working capital deficiency of $107,327 and $1,941,528, respectively. The improvement in working capital from December 31, 2010 to March 31, 2011 was caused by completion of the financing for net cash proceeds of $1,019,500 during March 2011, as well as continued profitable operations in 2010 and 2011.

Prior to the Reverse Merger Transaction in November 2010, we financed our operations through a combination of operating profit and short-term and long-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of March 31, 2011, we have not experienced any difficulty in raising funds through bank loans, and have not experienced any liquidity problems in settling our payables in the normal course of business and refinancing, extending, or repaying bank loans when they come due.

Significant Liquidity Events

In March 2011, we consummated the sale of an aggregate 575,000 shares of common stock at a price of $2.00 per share for gross cash proceeds of $1,150,000, and net proceeds of $1,019,500. In connection therewith, we also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years.

In November 10, 2010, we consummated the sale of an aggregate 2,920,392 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $5,107,472, and the exchange of $549,984 in previously issued debentures that were converted into common stock. Net cash proceeds were $5,180,358 after the debt conversion, commissions, and offering costs. In connection therewith, we also issued to the investors warrants to purchase 730,098 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 226,298 placement agent warrants with an exercise price of $4.00 and a contractual term of five years.

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

In addition to these financings, we have historically funded our operations through bank debt. During our fiscal year ended December 31, 2010 we were able to restructure a substantial portion of our bank debt from current to long term. Bank loans outstanding as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Loans payable, current portion	$9,465,504	$7,864,727
Loans payable, long term portion	11,124,305	11,016,050

	$20,589,809	$18,880,777

Our long term debt comes due as follows:

April 1 to December 31, 2012	$2,327,341
2013	5,375,893
2014	3,421,071

Cash Flow Statement

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net cash generated from (used in) operating activities	$(1,549,211)	$(3,148,443)
Net cash used in investing activities	(666,731)	(1,996,716)
Net cash provided by financing activities	2,151,849	4,890,276
Effect of exchange rate difference on cash and cash equivalents	(19,291)	(1,567)
Cash and cash equivalents, beginning of period	1,930,319	611,635
Cash and cash equivalents, end of period	1,846,935	355,185

Net cash used in operations in the three months ended March 31, 2011 and 2010 was $1,549,211 and $3,148,443, respectively. The decreased cash usage is due to increased net income from improved gross profit in the Breeding Unit. Additionally, our accounts payable and accrued expenses decreased as we paid down our trade payables from available cash. Offsetting these increases to cash was an increase in inventory purchases and prepaid expenses.

Net cash used in investing activities decreased to $666,731 in the three months ended March 31, 2011 from $1,996,716 in the three months ended March 31, 2010. We increased investment in our breeding infrastructure during three months ended March 31, 2010 in order to position our company to support rapid growth. We have invested heavily into duck farms 5, 6, 7 and 8 in order to support the capacity expansion. Expenditures were higher on these projects in 2010 than in 2011.

Net cash provided by financing activities was $2,151,849 in the three months ended March 31, 2011, as compared with $4,890,276 in the three months ended March 31, 2010. Repayments received (net of advances made) pursuant to loans receivable were ($535,354) in 2011, compared with $788,780 in 2010. Advances received (net of repayments made) pursuant to loans payable were $145,934 in 2011, as compared with $1,347,228 in 2010. Bank borrowings, net of repayments, were $1,521,769 in 2011 as compared with $2,190,868 in 2010. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction. We also received $1,019,500 from the March 2011 financing.

Contractual Obligations

The following table sets forth our long term debt and other long term commitments as of March 31, 2011:

Contractual Obligations	Total	< 1 year	1-3 years	3-4 Years	> 5 years
Debt	$20,589,809	$9,465,504	$11,124,305	$—	$—
Operating Leases (1)	—	—	—	—	—

Total Contractual Obligations	$20,589,809	$9,465,504	$11,124,305	$—	$—

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

Critical Accounting Policies

See the disclosure regarding critical accounting policies in note 2(a) to our financial statements included herewith.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

b)
We did not have critical accounting policies and procedures in place to provide guidance to accounting personnel. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis;

c)
We did not have formal anti fraud policies and procedures in place, nor do we conduct annual fraud risk assessments. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result;

d)
Our tone at the top was not sufficient to assure the directives of our Board of Directors were followed. Management did not obtain approval of the Board prior to entering into certain material contracts and agreements; and

e)	We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest.

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

On March 7, 2011, the Board of Directors approved a Code of Conduct that applies to all employees, directors, and officers. We believe the adoption and implementation of a Code of Conduct resolves one of our prior material weaknesses. Other than the implementation of the Code of Conduct, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 7 and March 17, 2011, we completed the sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection with this financing, we also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHUI TAIYANG POULTRY CO., INC.

Date: May 16, 2011	By:	/s/ WU QIYOU
Wu Qiyou
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ DAVID DODGE
David Dodge
Chief Financial Officer (Principal Accounting Officer)