Form 10-Q
period 2011-06-30
ANHUI TAIYANG POULTRY CO INC
filed 2011-08-15
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Yes ☐ No ☒

As of August 12, 2011, there were 10,440,033 shares of registrant’s common stock outstanding.

ANHUI TAIYANG POULTRY CO., INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Balance Sheets
(Expressed in United States Dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited and restated - see note 24)
ASSETS
Current assets
Cash and cash equivalents	$1,397,822	$1,930,319
Trade accounts receivable, net (note 3)	5,716,531	5,348,650
Loans receivable (note 4)	3,356,965	4,268,057
Inventories, net (note 5)	2,575,775	1,762,709
Prepaid and other current assets (note 6)	2,732,035	1,140,234
Proceeds receivable from sale of fertilizer plant (note 22(b))	928,361	889,174
Total current assets	16,707,489	15,339,143

Construction in progress (note 8)	6,218,864	5,634,476
Property, plant and equipment, net (note 8)	20,322,578	20,495,162
Land use rights (note 9)	10,842,762	10,660,988
Other long term assets (note 10)	2,451,202	1,808,384
Total assets	$56,542,895	$53,938,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$3,421,613	$3,413,393
Income tax payable (note 20)	1,198,907	504,467
Derivative financial instruments (note 12)	1,367,862	1,480,261
Other accounts payable (note 13)	3,567,447	4,542,855
Due to related parties (note 7)	—	30,249
Loans payable, current portion (note 14)	7,272,165	7,864,727
Total current liabilities	16,827,994	17,835,952

Loans payable, long term portion (note 14)	11,278,984	11,016,050
Total liabilities	28,106,978	28,852,002
Commitments and contingencies (note 22)
Subsequent events (note 24)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 10,440,033 and 9,865,033 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (note 16)	10,440	9,865
Additional paid-in capital	12,914,779	12,219,355
Appropriated retained earnings (note 21)	1,353,912	1,353,912
Unappropriated retained earnings	12,419,910	10,352,665
Accumulated other comprehensive income	1,736,876	1,150,354
Total equity	28,435,917	25,086,151

Total liabilities and stockholders’ equity	$56,542,895	$53,938,153

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
		(Restated - see note 24)		(Restated - see note 24)
Revenues (note 19(b))	$16,062,642	$19,646,570	$10,547,792	$11,961,368
Cost of goods sold (note 7)	11,464,920	16,221,751	8,280,548	10,046,233

Gross Profit	4,597,722	3,424,819	2,267,244	1,915,135

Sales and marketing expenses	17,550	22,860	10,713	12,660
General and administrative expenses	1,904,890	1,371,465	846,436	691,863

Operating profit	2,675,282	2,030,494	1,410,095	1,210,612

Gain (loss) on change in fair value of derivative financial instruments (note 12)	435,900	—	(474,093)	—
Other income (note 18)	225,844	1,772,121	51,831	1,772,121
Subsidy income (note 15)	122,481	108,543	76,294	73,528
Interest expense, net (note 17)	(697,822)	(848,009)	(369,569)	(464,844)

Income before income taxes	2,761,685	3,063,149	694,558	2,591,417
Income tax expense (note 20)	694,440	97,556	314,635	97,556

Net income	$2,067,245	$2,965,593	$379,923	$2,493,861

Comprehensive income:
Net income	$2,067,245	$2,965,593	$379,923	$2,493,861
Foreign currency translation adjustment	586,522	77,230	354,433	74,840

Comprehensive income	$2,653,767	$3,042,823	$734,356	$2,568,701

Earnings per share:
Basic and diluted (note 16)	$0.20	$0.45	$0.04	$0.38

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	10,228,845	6,577,551	10,440,033	6,577,551

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Six months ended June 30,
	2011	2010
		(Restated - see note 24)
Cash provided (used for):
Operating activities:
Net income for the period	$2,067,245	$2,965,593
Items not affecting cash:
Depreciation and amortization	753,593	469,489
Gain on sale of assets	(19,736)	(877,874)
Amortization of debt discount	9,210	59,645
Imputed interest expense	—	10,102
Gain on change in fair value of derivative financial instruments	(435,900)	—
Changes in non-cash working capital:
Trade accounts receivable	(242,167)	(2,345,448)
Inventories	(764,370)	(1,062,829)
Prepaid and other current assets	(1,551,235)	(913,125)
Due from related parties	—	391,295
Trade accounts payable and accrued expenses	63,631	(2,118,188)
Income tax payable	694,440	97,556
Due to related parties	(30,620)	—
Net cash provided by (used in) operating activities	416,829	(3,323,784)

Investing activities:
Cash proceeds from sale of fertilizer plant	(18,519)	2,048,371
Long term equity investment	—	(1,463,122)
Deposits against equipment and land use rights	(646,157)	(772,333)
Capitalized interest expense	(170,995)	(121,175)
Purchase of property and equipment	(584,578)	(2,644,147)
Net cash used in investing activities	(1,420,249)	(2,952,406)

Financing activities:
Repayments received (net of advances made) pursuant to loans receivable	998,757	(197,308)
Advances received (net of repayments made) pursuant to loans payable	(729,539)	1,222,671
Borrowings under bank loans payable	7,333,578	14,125,551
Repayments under bank loans payable	(8,099,088)	(8,178,852)
Borrowing under convertible loans payable	—	555,000
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	10,000
Net cash provided by financing activities	523,208	7,537,062

Effect of exchange rate difference on cash and cash equivalents	(52,285)	7,180

Net increase (decrease) in cash and cash equivalents	(532,497)	1,268,052

Cash and cash equivalents, beginning of period	1,930,319	605,392

Cash and cash equivalents, end of period	$1,397,822	$1,873,444

Supplementary information:
Interest and finance charges paid	$1,182,582	$921,083
Fair value of shares allocated to warrant derivative at financing inception	323,501	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Stockholders’ Equity
(Expressed in United States Dollars)

				Appro-	Unappro-	Accumulated	Total
			Additional	priated	priated	Other	Stock-
	Common stock		Paid-in	Retained	Retained	Comprehensive	holders’
	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balance as at December 31, 2010 (audited)	9,865,033	$9,865	$12,219,355	$1,353,912	$10,352,665	$1,150,354	$25,086,151
Capital contribution (notes 1(a) and 12)	575,000	575	695,424	—	—	—	695,999
Net income for the year	—	—	—	—	2,067,245	—	2,067,245
Foreign currency translation adjustment for the year	—	—	—	—	—	586,522	586,522

Balance as at June 30, 2011 (unaudited)	10,440,033	$10,440	$12,914,779	$1,353,912	$12,419,910	$1,736,876	$28,435,917

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

1.	Nature of Business Operations:

	(a)	Business

The financial statements presented herein reflect the consolidated financial results as at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 of Anhui Taiyang Poultry Co., Inc. (“Parent” or the “Company”), its wholly owned subsidiaries Dynamic Ally Ltd. (“Dynamic Ally”) and Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), and Anhui Taiyang Poultry Co., Ltd. (“Taiyang”), a variable interest entity controlled by the Company as a result of the agreements described below. All significant intercompany transactions and balances have been eliminated upon consolidation.

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
Three and Six Months Ended June 30, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies:

	(a)	Basis of presentation:

The Company’s unaudited interim consolidated financial statements have been prepared in conformity with US GAAP and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting using the same accounting principles that were used in the preparation of the company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be reported for the full year. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K. The consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

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

Immediately prior to the Reverse Merger Transaction, Taiyang, Ningguo, and Dynamic Ally were deemed to be under common control. Accordingly, the combination of these entities has been accounted for as a reorganization of entities under common control, whereby the acquirer recognized the assets and liabilities of each subsidiary transferred at their carrying amounts, similar to the pooling of interest method with carry over basis. The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the transaction occurred.

The acquisition of Dynamic Ally by the Company was accounted for as a reverse merger, whereby Dynamic Ally is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of the Company. In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Dynamic Ally is deemed to have undergone a recapitalization, whereby Dynamic Ally is deemed to have issued equity to the Company’s common stock holders. Accordingly, although the Company, as Dynamic Ally’s legal parent company, was deemed to have legally acquired Dynamic Ally, in accordance with the applicable accounting guidance for accounting for the transaction as a reverse merger and recapitalization, Dynamic Ally is the surviving entity for accounting purposes and its assets and liabilities are recorded at their historical carrying amounts with no goodwill or other intangible assets recorded as a result of the accounting merger with the Company.

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
Three and Six Months Ended June 30, 2011 and 2010

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(e)	Allowance for doubtful accounts:

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(j)	Land use rights:

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(o)	Income and other taxes:

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(s)	Employee welfare benefits:

Pursuant to PRC law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multiemployer pension plan. The Company is required to contribute a portion of the employees’ salaries to the retirement benefit scheme to fund the benefits, which are charged to operations as incurred. The government reserves the right to change rates retroactively, which may result in a contingent liability being recorded for previous years. Amounts contributed to the retirement benefit scheme for the six months ended June 30, 2011 and 2010 were $18,796 and $4,891, respectively.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(v)	Statement of cash flows:

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

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement was adopted on January 1, 2011. This pronouncement did not have a material impact on the Company’s financial statements.

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trade and that currency is different from (1) the entity’s functional currency, (2) the functional currency of the foreign operation for which the employee provides services, and (3) the payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement was adopted on January 1, 2011. This pronouncement did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The provisions of ASC No. 2010-28 were adopted on January 1, 2011, and did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 was adopted on January 1, 2011. This ASU did not have a material impact on the Company’s financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(x)	Recently Issued Accounting Standards:

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU amends the FASB Accounting Standards Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The amendments are effective during interim and annual periods beginning after December 15, 2011. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial statements upon adoption.

3.	Trade accounts receivable:

Trade accounts receivable were comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts receivable	$5,857,278	$5,361,648
Allowance for doubtful accounts	(140,747)	(12,998)

	$5,716,531	$5,348,650

As of June 30, 2011 and December 31, 2010, $773,635 and $756,224, respectively, of the Company’s trade accounts receivable were pledged as collateral for loans outstanding. The loan in the amount of $756,224 securing trade accounts receivable at December 31, 2010 was repaid in March 2011.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

4.	Loans receivable:

As of June 30, 2011 and December 31, 2010, the Company had outstanding $3,356,965 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable, and have no stated maturity date. Loans receivable activity during the six months ended June 30, 2011 and 2010 was:

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Beginning balance	$4,268,057	$2,816,943
Amounts loaned to third parties	7,590,379	4,185,992
Amounts collected from third parties	(8,589,135)	(3,988,471)
Change in allowance for doubtful accounts	—	(146)
Currency translation difference	87,664	12,521

Ending balance	$3,356,965	$3,026,839

During 2009, the Company made a loan to an unrelated third party, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During December 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through June 30, 2011, such interest amounted to $79,941. The Company sold Jinyatai in December 2005, then wrote off the receivable in the year ended December 31, 2006 when the payment was not made. The decision to write off the receivable was made in connection with the issuance of the Company’s financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010. Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $2,597,939 and $957,796 during the six months ended June 30, 2011 and 2010, respectively (see note 22(b)).

During 2010, the Company made a loan to an unrelated individual, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,403,992 borrowed by the Company. The loan receivable does not have a stated maturity date.

The value of the guarantees provided through the pledged assets of the Company’s borrowers was estimated to be approximately $27,558.

The Company had additional unsecured loans receivable from unrelated parties totaling $527,081 and $1,545,722 outstanding at June 30, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

4.	Loans receivable (continued):

The above loans constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules (see note 22(b)). The Company estimates the range of potential fines to be between approximately $480,000 and $1,430,000 based on the guidelines established by PRC General Lending Rules, but such fines are levied discretion of the People’s Bank of China. Effective as of May 11, 2011, any new loans to directors, officers, or unrelated parties require pre-approval of the Company’s board of directors.

The underlying business reason for the above loans receivable is that local prominent businesses in China often create an informal lending and borrowing arrangement amongst each other whereby short term working capital loans are made between parties in order to allow businesses to borrow in excess of what banks are willing to lend. The Company has historically both borrowed and loaned under such arrangements, without cash interest. Currently, the Company is a net lender with no borrowings.

5.	Inventories:

Inventories were comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Raw materials	$1,314,828	$1,142,773
Work in process	998,203	490,978
Finished goods	262,744	128,958

	$2,575,775	$1,762,709

The Company did not have any obsolete or slow-moving inventory as of June 30, 2011 or December 31, 2010.

6.	Prepaid and other current assets:

Prepaid and other current assets were comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Prepaid inventory purchases	$1,218,931	$224,187
Other prepaid expenses	1,209,000	623,527
Biological assets	304,104	292,520

	$2,732,035	$1,140,234

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

7.	Related party transactions:

As of June 30, 2011 and December 31, 2010, amounts due to related parties were comprised of $Nil and $30,249, respectively, due to Wu Qiyou. Wu Qiyou is Taiyang’s founder and principal executive officer and was holder of 96% of the Company’s registered share capital prior to the Reverse Merger Transaction in November 2010 (see note 1(a)). Mr. Wu was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company after the Reverse Merger Transaction. Wu Qiyou owns 49% of Taiyang Biological Corporation.

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

Taiyang Biological Corporation is a company owned 49% by Wu Qiyou and 31% by Wu Qida.

The Company was involved in the following transactions with Wu Qiyou, Chen Beihuang and Wu Qida during the six months ended June 30, 2011 and 2010:

	Wu	Chen	Wu
	Qiyou	Beihuang	Qida	Total

Balance due (to) from as of December 31, 2010	$(30,249)	$—	$—	$(30,249)
Loans to related party	608,054	9,339	—	617,393
Repayments from related party	(577,433)	(9,339)	—	(586,772)
Currency translation difference	(372)	—	—	(372)

Balance due (to) from as of June 30, 2011	$—	$—	$—	$—

Balance due (to) from as of December 31, 2009	$735,861	$585	$29,252	$765,698
Loans to related party	403,675	134,387	—	538,062
Repayments from related party	(920,360)	(8,997)	—	(929,357)
Currency translation difference	1,110	483	123	1,716

Balance due (to) from as of June 30, 2010	$220,286	$126,458	$29,375	$376,119

The Company has discontinued the practice of lending funds to its officers and directors, and on May 11, 2011, the Company’s board of directors passed a resolution requiring board approval for all future loans to directors, officers, and any other related or unrelated parties.

The Company was involved in the following additional related party transactions during the six months ended June 30, 2011 and 2010:

During the six months ended June 30, 2011 and 2010, the Company made purchases from Taiyang Biological Corporation in the amount of $48,854 and $70,993, respectively. During the three months ended June 30, 2011 and 2010, the Company made purchases from Taiyang Biological Corporation in the amount of $27,813 and $42,428, respectively. As of June 30, 2011 and December 31, 2010, the Company had prepayments against inventory purchases with Taiyang Biological Corporation in the amount of $96,732 and $90,385, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

7.	Related party transactions (continued):

The Company currently engages Thornhill Capital LLC to perform certain accounting, language translation, and other professional services. The Company’s Chief Financial Officer, David Dodge, also performs contract work unrelated to the Company on behalf of Thornhill Capital LLC.

In August 2010, the Company purchased 7.81% of the equity of a local credit cooperative. As of June 30, 2011 and December 31, 2010, the face value of long term loans payable to the credit cooperative were $195,250 and $190,856, respectively, and the carrying value was $138,647 and $126,428 respectively. The Company also had a short term loan payable to the credit cooperative in the amount of $1,547,269 as of June 30, 2011 (see notes 10 and 14(a)).

Transactions during the period are reflected at the average exchange rates for the respective period, and balances as of June 30, 2011 and December 31, 2010 are reflected at closing exchange rates for the respective period (see note 19(c)). Accordingly, beginning balance plus period transactions may differ from ending balances due to exchange rate differences.

8.	Property, plant and equipment:

	(a)	Property, plant and equipment

As of June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

		Accumulated	Net book
As of June 30, 2011 (unaudited)	Cost	depreciation	Value

Production equipment	$2,601,105	$(779,516)	$1,821,589
Transportation equipment	614,968	(128,006)	486,962
Office furniture and equipment	315,712	(88,006)	227,706
Building and building improvements	19,855,088	(2,068,767)	17,786,321

	$23,386,873	$(3,064,295)	$20,322,578

		Accumulated	Net book
As of December 31, 2010 (audited)	Cost	depreciation	Value

Production equipment	$2,407,456	$(661,651)	$1,745,805
Transportation equipment	565,298	(98,330)	466,968
Office furniture and equipment	266,829	(62,207)	204,622
Building and building improvements	19,743,948	(1,666,181)	18,077,767

	$22,983,531	$(2,488,369)	$20,495,162

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

8.	Property, plant and equipment (continued):

	(b)	Property, plant and equipment (continued)

As of June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

Depreciation expense of production-related property, plant and equipment is recorded to production costs, which is allocated to inventory and reflected in cost of goods sold on the statement of operations. Depreciation expense of other property, plant and equipment is charged to general and administrative expense. For the three and six months ended June 30, 2011 and 2010, depreciation expense was allocated as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation expense charged to general and administrative expense	$125,060	$86,006	$29,556	$54,320
Depreciation expense charged to cost of goods sold	514,235	294,491	301,844	121,820

Total depreciation expense	$639,295	$380,497	$331,400	$176,140

All of the Company’s building and building improvements, and certain of the Company’s production equipment, are pledged as collateral for bank loans payable as described in note 14.

During the three and six months ended June 30, 2011, the Company recognized a net gain on disposal of assets related to its Duck Farm #2 and other assets in the amount of $19,736 (see note 18(c)).

(a)	Construction in progress

The Company has various construction projects in process to expand its facilities. As of June 30, 2011 and December 31, 2010, construction in progress was comprised of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Incubation center expansion	$712,827	$827,158
Breeding facilities	4,974,574	4,521,791
Capitalized interest expense	238,772	66,393
Other projects	292,691	219,134

	$6,218,864	$5,634,476

The Company capitalizes interest on loans related to construction projects in progress. During the six months ended June 30, 2011 and 2010, the Company capitalized interest expense in the amount of $170,995 and $121,175, respectively. During the three months ended June 30, 2011 and 2010, the Company capitalized interest expense in the amount of $93,640 and $57,768, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

9.	Land Use Rights:

As of June 30, 2011 and December 31, 2010, land use rights consisted of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Cost	$12,216,188	$11,890,593
Less accumulated amortization	(1,373,426)	(1,229,605)

	$10,842,762	$10,660,988

Land use rights are amortized over the life of the rights, which is generally 50 years, and are charged to general and administrative expense on the statement of operations. Amortization expense of land use rights was $114,298 and $89,161 during the six months ended June 30, 2011 and 2010, respectively, and $57,595 and $54,325 during the three months ended June 30, 2011 and 2010, respectively.

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

10.	Other long term assets:

As of June 30, 2011 and December 31, 2010, other long term assets were comprised of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Long term investment	$1,547,269	$1,512,447
Land deposits	30,945	30,249
Equipment and construction project deposits	755,083	247,450
Other long term assets	117,905	18,238

	$2,451,202	$1,808,384

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

11.	Trade accounts payable and accrued liabilities:

As of June 30, 2011 and December 31, 2010, accounts payable and accrued liabilities were comprised of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts payable	$1,674,113	$1,933,520
Accrued payroll	337,262	265,443
Accrued liquidated damages	562,746	562,746
Accrued professional services	45,508	55,564
Accrued taxes	801,984	596,120

	$3,421,613	$3,413,393

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration statements declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of June 30, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746 (see note 17).

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
Three and Six Months Ended June 30, 2011 and 2010

12.	Derivative Financial Instruments and Financing (continued):

Additionally, during November 2010, the Company completed a financing pursuant to which it sold 2,905,392 shares and issued 952,646 warrants with terms similar to those issued in the March 2011 financing.

The warrants issued in the above transactions contain a provision that in the event the Company effects a merger or consolidation, a sale of all or substantially all of its assets, or if any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, and such transaction is (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, or (ii) a transaction involving a person or entity not traded on a national securities exchange, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market, then the Company or any successor entity shall pay at the warrant holder’s option, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model.

Because of this provision, the warrants do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception date, and as of June 30, 2011 for purposes of recognizing changes in fair value, included the following:

	Mar. 7, 2011	Mar. 17, 2011	Jun. 30, 2011
Underlying Stock Price	$2.80	$2.80	$2.00
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.37 - 2.72
Volatility	110.83%	119.39%	134.42%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	0.81%

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

12.	Derivative Financial Instruments and Financing (continued):

The change in fair value of the warrants is recognized in the statement of operations each period. During the three and six months ended June 30, 2011, the change in fair value was as follows:

	Issuance Date
	Mar. 2011	Nov. 2010	Total
Three months ended June 30, 2011:
Value at March 31, 2011	$157,376	$736,393	$893,769
Less: value at June 30, 2011	(239,582)	(1,128,280)	(1,367,862)

Loss on derivative financial instruments	$(82,206)	$(391,887)	$(474,093)

Six months ended June 30, 2011:
Value at December 31, 2010	$—	$1,480,261	$1,480,261
Plus: inception value of March 2011 warrants	323,501	—	323,501
Less: value at June 30, 2011	(239,582)	(1,128,280)	(1,367,862)
Gain on derivative financial instruments	$83,919	$351,981	$435,900

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

In connection with each of the November 2010 financing and the March 2011 financing, the Company undertook to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement pursuant to Rule 415 under the Securities Act providing for the resale of (i) all of the shares of common stock (ii) all of the shares of common stock issuable upon exercise of the warrants, (iii) all of the shares of common stock issuable upon exercise of the warrants issued to the placement agent (iv) any additional shares issuable in connection with any anti-dilution provisions associated with such preferred stock and warrants, and (v) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

Under the terms of the Registration Rights Agreement executed in connection with the November 2010 financing, the Company was required to have a registration statement filed with the SEC within 60 days after the first closing date (being January 9, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being May 9, 2011) with respect to 2,905,392 shares. Under the terms of the Registration Rights Agreement executed in connection with the March 2011 financing, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. Through June 30, 2011, such accrued liquidated damages amounted to $562,746, all of which relate to the November 2010 financing (see notes 11 and 17).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

13.	Other accounts payable:

As of June 30, 2011 and December 31, 2010, other accounts payable and accrued liabilities were comprised of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Deposits from contract farmers - general	$1,023,897	$1,088,536
Deposits from contract farmers securing loans	2,127,495	2,769,291
Land use right payable	39,056	38,177
Construction project payable	17,020	351,642
Other payables and amounts due to unrelated parties	359,979	295,209

	$3,567,447	$4,542,855

Other payables and amounts due to unrelated parties are comprised of demand unsecured loans and other amounts payable to unrelated third parties not in the ordinary course of carrying out the Company’s principal business, on which imputed interest was charged in the amount of $Nil and $10,102 in the six months ended June 30, 2011 and 2010, respectively, and $Nil and $1,446 in the three months ended June 30, 2011 and 2010, respectively.

Deposits from contract farmers are comprised of advances from local farmers used by the Company to acquire feed raw materials and fund the incubation of new ducks that will be raised by the farmers on behalf of the Company. General deposits are made from the farmers’ working capital without any underlying loans. Deposits from contract farmers securing loans are advanced to the Company from the proceeds of loans taken by the farmers. These loans are guaranteed by the general credit of the Company. To ensure repayment of the loans, the Company requires that the farmers advance the amount of the loan to the Company to be held as a deposit against the loan. The deposits are then returned when the loans mature.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

14.	Loans payable:

	(a)	Short term bank loans

As needed, the Company borrows funds in the form of short term bank loans payable to fund its capital projects and supplement its working capital requirements. The carrying value of short term bank loans payable as of June 30, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	June 30,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
January 25, 2011 (1)	5.842%	$—	$2,268,673
March 14, 2011 (4)	5.310%	—	1,482,198
March 28, 2011 (3)	5.841%	—	756,224
April 11, 2011 (4)	0.000%	—	756,224
June 10, 2011 (4)	0.000%	—	468,859
September 15, 2011 (2)(4)	5.841%	928,361	907,468
October 13, 2011 (4)	5.841%	309,454	302,489
October 15, 2011 (4)	5.310%	634,380	620,103
November 4, 2011 (4)	5.841%	309,454	302,489
January 17, 2012 (5)	8.715%	1,547,269	—
February 26, 2012 (4)	6.060%	1,516,324	—
March 16, 2012 (3)	6.363%	773,635	—
May 17, 2012 (4)	6.060%	773,635	—
June 9, 2012 (4)	6.363%	479,653	—

		$7,272,165	$7,864,727

(1)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4).

(2)	The assets of Jinyatai are pledged as collateral for this loan (see note 4).

(3)	These loans are secured by accounts receivable of the Company.

(4)	These loans are secured by property and equipment of the Company

(5)	This loan is payable to a local credit cooperative of which the Company owns 7.81% (see note 7).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

14.	Loans payable (continued):

	(b)	Long term bank loans

The carrying value of long term bank loans payable as of June 30, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	June 30,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
October 21, 2012 (4)	5.400%	$1,818,042	$1,777,129
November 30, 2012 (1)	0.000%	39,150	35,694
December 10, 2012 (4)	5.400%	502,862	491,545
August 8, 2013 (4)	5.400%	1,547,269	1,512,447
August 8, 2013 (4)	5.400%	464,181	453,734
September 12, 2013 (4)	5.400%	928,361	907,468
October 9, 2013 (4)	5.400%	1,547,269	1,512,447
October 14, 2013 (4)	5.400%	928,361	907,468
November 30, 2013 (1)	0.000%	34,068	31,069
April 20, 2014 (2)	0.000%	65,429	59,665
December 31, 2014 (3)(4)	5.760%	3,403,992	3,327,384

		$11,278,984	$11,016,050

(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded as a reduction to the carrying value of the bank loan in a prior period. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $4,866 and $4,042 in the six months ended June 30, 2011 and 2010, respectively, and $2,503 and $2,164 in the three months ended June 30, 2011 and 2010, respectively. The carrying value of the loans as of June 30, 2011 and December 31, 2010 as shown in the table above was $73,218 and $66,763, respectively, comprised of face value of $95,621 and $93,469, respectively, net of unamortized discount of $22,403 and $26,706, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded as a reduction to the carrying value of the bank in the year ended December 31, 2010. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $4,344 and $1,291 in the six months ended June 30, 2011 and 2010, respectively, and $2,234 and $1,291 in the three months ended June 30, 2011 and 2010, respectively. The carrying value of the loan as of June 30, 2011 and December 31, 2010 as shown in the table above was $65,429 and $59,665, respectively, comprised of face value of $99,629 and $97,387, respectively, net of unamortized discount of $34,200 and $37,722, respectively. The loan is unsecured.

(3)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4)
(4)	These loans are secured by property and equipment of the Company

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

14.	Loans payable (continued):

	(c)	Convertible loan

On March 1, 2010, the Company issued unsecured debentures in the aggregate principal amount of $650,000 to 11 investors. The Company received net proceeds of $555,000, which were designated to pay legal, accounting, and other costs associated with the Reverse Merger Transaction and the Financing. The debentures bore interest at a rate of 15% per annum, and matured on the earlier of September 30, 2010 or the completion of a financing of at least $10,000,000 by the Company. The debentures are not convertible at inception because the conversion price is based upon the offering price of subsequent financings. Once the subsequent financing occurs and the conversion price is known, the debenture is convertible into a fixed number of shares. The Company evaluated the conversion option embedded in the convertible debentures under the guidance of ASC 815, Derivatives and Hedging. The debentures met the definition of conventional convertible for purposes of applying the exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. In this case, there is a limitation on the number of shares issuable due to a fixed conversion price. Therefore, the debentures are conventional convertible and the conversion option does not require bifurcation and liability classification.

In connection with the Financing, the Company committed to issue an aggregate of 650,000 shares of the Company’s common stock, which was granted on a basis of one (1) share for one dollar ($1.00) of Debentures, upon completion of a public offering. Due to the governing laws of the Peoples Republic of China, foreign ownership in the operating company is not allowed. Accordingly, this commitment could not be fulfilled until the Company affected a transaction where the issuance of shares could be accomplished. As a result, no value was attributed to this commitment at inception. This commitment was reassessed at each reporting date until such time that it was more likely than not that a reverse merger transaction would occur and the fair value of the commitment could be measured.

At inception, the Company recorded the debentures at a value of $555,000, being the face value of $650,000, less commissions paid of $95,000. The commissions were amortized over the life of the debentures to general and administrative expense. The Company recorded an expense to amortize the commissions in the amount of $95,000 in the year ended December 31, 2010.

Prior to closing of the Reverse Merger Transaction, the Company assessed the fair value of the commitment to issue 650,000 shares of the newly formed public entity. The commitment was satisfied through the issuance of 988 ordinary shares of Dynamic Ally immediately prior to completion of the Reverse Merger Transaction, which were then exchanged for 650,000 common shares of the Company on closing of the Reverse Merger Transaction, at which time the commitment was satisfied in full. The Company recorded a charge to interest expense in the amount of $165,431 in the fourth quarter of 2010 to reflect the estimated fair value of the shares. The estimated fair value of the shares was calculated using a Capitalization of Earnings methodology, which falls under the “income approach” methodology of valuing assets and liabilities. Fair value under the Capitalization of Earnings methodology is derived by discounting the expected future income streams of the business by the expected rate of return of the business. This discounted present value methodology evolves into a capitalization of earnings method when the expected future income streams are constant.

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
Three and Six Months Ended June 30, 2011 and 2010

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

During the six months ended June 30, 2011 and 2010, the Company recognized subsidy income of $122,481 and $108,543, respectively. During the three months ended June 30, 2011 and 2010, the Company recognized subsidy income of $76,294 and $73,528, respectively.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

16.	Share capital (continued):

	(c)	Warrants

As of June 30, 2011, the Company had 1,142,396 warrants outstanding. Each warrant entitles the holder to purchase one (1) share of the Company’s common stock at an exercise price of $4.00 per share, have a term of 3-5 years, and are subject to a call provision if the closing bid price of the Company’s common stock equals or exceeds $8.00 per share for five consecutive trading days, subject to the Company’s common stock being traded on either the New York Stock Exchange, Nasdaq or NYSE Amex and there being an effective registration statement for the resale of the shares of common stock underlying the warrants. The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each reporting period (see note 12)

	(d)	Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding warrants.

During the three and six months ended June 30, 2011 and 2010, the warrants outstanding have not been included in the computation of diluted income per share, because all outstanding warrants were out of the money and such inclusion would have had an anti-dilutive effect. The number of weighted average common shares outstanding has been retroactively restated to give effect to the shares issued in the Reverse Merger Transaction.

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

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the first closing date (being May 6, 2011 with respect to all 575,000 shares), and declared effective by the SEC not later than 180 days from the closing date (being September 3, 2011). The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

17.	Interest expense (net):

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the three and six months ended June 30, 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income	$(142,405)	$(1,942)	$(66,528)	$(1,249)
Interest expense	771,520	718,275	402,980	388,653
Bank fees	59,497	116,241	28,380	72,636
Amortization of debt discount	9,210	5,333	4,737	3,358
Imputed interest expense	—	10,102	—	1,446

	$697,822	$848,009	$369,569	$464,844

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration statement declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. Through June 30, 2011, such accrued liquidated damages amounted to $$562,746 (see note 11).

The Company capitalizes interest on loans related to construction projects in progress. During the six months ended June 30, 2011 and 2010, the Company capitalized interest expense in the amount of $170,995 and $121,175, respectively. During the three months ended June 30, 2011 and 2010, the Company capitalized interest expense in the amount of $93,640 and $57,768, respectively.

18.	Other income:

Other income was as follows during the three and six months ended June 30, 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gain on sale of fertilizer plant	$—	$877,874	$—	$877,874
Gain on collection of Jinyatai receivable written off in prior period	—	895,430	—	895,430
Gain on disposal of assets	19,735	—	19,735	—
Dividend income from long term investment	184,259	—	1,647	—
Other non-operating income (expense), net	21,850	(1,183)	30,449	(1,183)

	$225,844	$1,772,121	$51,831	$1,772,121

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

18.	Other income:

	(a)	Gain on sale of fertilizer plant:

In 2008, the Company began construction on an organic fertilizer manufacturing plant (the “Fertilizer Plant”) that the Company intended to complete in the second half of 2010. The Fertilizer Plant was to be used to process duck waste products into a saleable organic fertilizer product.

In May 2010, the Company entered into an Asset Transfer Agreement with an unrelated third party (the “Buyer”), whereby the buyer agreed to buy, and the Company agreed to sell, the Fertilizer Plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process (collectively, the “Sold Assets”). The sale price for the Sold Assets (as valued using the exchange rate on the sale date) was $3,886,431, of which $2,048,371 was paid during June 2010, $1,010,851 (as valued using the exchange rate on the payment date) was paid during December 2010, and $928,361 is outstanding and was due by May 31, 2011 but not collected.

During the three and six months ended June 30, 2010, the Company recognized a gain on the sale of the Sold Assets equal to the excess of the sale price over the carrying value of the Sold Assets on the date of the sale as follows:

Sale Price	$3,886,431

Less: carrying value of assets at sale date
Prepaid current assets	43,894
Construction in progress	2,302,441
Prepaid construction in progress	626,425
Prepaid land use rights	321,886
Property, plant and equipment	38,508
Accrued construction in progress	(324,597)
Net carrying value of asset group	3,008,557

Gain on disposal	$877,874

Additionally, the Asset Sale is subject to the following material terms and conditions:

●	The Company must assist the Buyer in transferring all property rights and licenses

●	The Company will provide basic training on production methods, and will turn over all procedures and technology information to the Buyer.

●	The Buyer can market the product under the Company’s name for a period of two years

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

18.	Other income (continued):

	(a)	Gain on sale of fertilizer plant (continued):

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

During a prior period, the Company wrote off an account receivable in the amount of $895,430 for the sale of Jinyatai, which was completed in 2005. During June 2010, the Company collected this amount from the buyer. Accordingly, the Company recognized a gain from the collection of the account in this amount in the three and six months ended June 30, 2010 (see note 4).

	(c)	Gain on disposal of assets:

During the six months ended June 30, 2011, the PRC government reclaimed certain land that it was leasing to the Company on which the Company’s Breeding Center #2 was located. The lease was original set to expire on December 31, 2011. The Company owned certain buildings located on this land which were appropriated by the government since relocation of the buildings would not have been cost effective. The government paid the Company remuneration in the amount of $339,118 as compensation of the appropriation. The gain on disposal of the buildings associated with Duck Farm #2 and other assets disposed during the period was calculated as follows:

Remuneration received from PRC government	$339,118
Less: estimated cost to demolish buildings	(15,310)
Less: carrying value of assets	(303,276)
Gain on sale of Duck Farm #2	20,532
Less: loss on disposal of other fixed assets	(796)
Net gain on disposal of assets	$19,736

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

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

The Company values certain loans payable at fair market value which do not have a stated interest rate using a discount of 14% on the face value of the loan at inception to adjust the carrying value to the fair value. Fair value is calculated using the net present value of the loan, and the amount of the discount is included on the statement of operations under the caption “Interest and other expense, net.” The discount is amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. As of June 30, 2011 and December 31, 2010, the carrying value of such instruments included in “Loans payable, long term portion” was $138,647 and $126,428, respectively.

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

The Company also has a derivative liability related warrants issued in March 2011 and November 2010 (see note 12). This derivative liability is valued using Level 2 of the fair value hierarchy. The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Mar. 7, 2011	Mar. 17, 2011	Jun. 30, 2011
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.37 - 2.72
Volatility	110.83%	119.39%	134.42%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	0.81%

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

19.	Financial instruments (continued):

	(a)	Fair value of financial instruments (continued):

The change in fair value of the warrants is recognized in the statement of operations each period. During the three and six months ended June 30, 2011, the change in fair value was as follows:

	Issuance Date
	Mar. 2011	Nov. 2010	Total
Three months ended June 30, 2011:
Value at March 31, 2011	$157,376	$736,393	$893,769
Less: value at June 30, 2011	(239,582)	(1,128,280)	(1,367,862)

Loss on derivative financial instruments	$(82,206)	$(391,887)	$(474,093)

Six months ended June 30, 2011:
Value at December 31, 2010	$—	$1,480,261	$1,480,261
Plus: inception value of March 2011 warrants	323,501	—	323,501
Less: value at June 30, 2011	(239,582)	(1,128,280)	(1,367,862)
Gain on derivative financial instruments	$83,919	$351,981	$435,900

The Company did not have any assets that were measured at fair value on a recurring basis. A summary of liabilities that were measured at fair value on a recurring basis is as follows:

	Level 1	Level 2	Level 3
June 30, 2011:
Discounted loans payable	$—	$134,010	$—
Derivative financial instruments	—	1,367,862	—

December 31, 2010:
Discounted loans payable	$—	$126,428	$—
Derivative financial instruments	—	1,480,261	—

Gains and losses from financial instruments are included in the statement of operations as follows:

	Six Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Interest expense, net	$9,206	$4,733
Gain (loss) on derivative financial instruments	435,900	(474,093)

	$445,106	$(469,360)

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
Three and Six Months Ended June 30, 2011 and 2010

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

During the six months ended June 30, 2011 and 2010, the following customers accounted for more than 10% of the Company’s total sales:

	Six months ended June 30,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Revenue	Total	Total	Revenue	Total	Total
Breeding Unit:
Customer A	$2,133,276	24.6%	13.3%	$1,808,240	50.3%	9.2%
Customer B	2,597,939	30.0%	16.2%	957,796	26.6%	4.9%

Feed Unit:
Customer C	2,842,183	99.9%	17.7%	4,816,232	98.6%	24.5%

Food Unit:
Customer D	469,829	10.3%	2.9%	5,931,085	53.1%	30.2%

There is no guarantee that any of the customers mentioned above will continue to buy from the Company, and loss of any of these major customers would have a material adverse effect on the Company’s results of operations.

During the six months ended June 30, 2011 and 2010, the following suppliers accounted for more than 10% of the Company’s total purchases:

	Six months ended June 30,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Purchases	Total	Total	Purchases	Total	Total
Feed Unit:
Supplier A	$1,980,177	22.2%	8.5%	$1,725,407	16.2%	10.3%

(c)	Foreign currency risk

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
Three and Six Months Ended June 30, 2011 and 2010

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

The following exchange rates are applied for the Company’s financial statements for the periods presented herein:

	Six months ended June 30,
	2011	2010
Period end rate	6.4630	6.8086
Period average rate	6.5316	6.8347
Period high rate	6.6286	6.8436
Period low rate	6.4343	6.7756

(d)	Liquidity Risk

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

20.	Tax matters (continued):

	(a)	Income tax (continued)

Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains.

Parent is subject to United States income tax at a rate of 35%.

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to business tax at a rate of 5% and enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $694,440 and $97,556 in the six months ended June 30, 2011 and 2010, respectively, and $314,635 and $97,556 in the three months ended June 30, 2011 and 2010, respectively.

The reconciliation between taxes computed by applying the statutory income tax rate of 25% applicable to the Company’s operations to income tax expense is:

	2011	2010

Income before income taxes	$2,761,685	$3,114,494

Income tax at statutory rate of 25% in 2011 and 10% in 2010	690,421	311,449
Tax on income earned prior to contractual agreements between Taiyang and Ningguo	—	(216,818)
Non-taxable gain on derivative financial instruments	(108,975)	—
Non-deductible expenses	112,994	2,925

Income tax expense	$694,440	$97,556

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
Three and Six Months Ended June 30, 2011 and 2010

21.	Appropriated Retained Earnings:

According to PRC corporate law, the Company is required each year to appropriate 10% of its after tax income as reported in its financial statements, prepared in accordance with PRC GAAP, to the statutory common reserve fund until the fund reaches 50% of the Company’s Registered Capital. This fund can be used to make up for any losses incurred in the future or be converted into paid-in capital, provided that the fund does not fall below 50% of Registered Capital. The Company did not make any transfers to the statutory common reserve fund during the three or six months ended June 30, 2011 or 2010.

22.	Commitments and contingencies:

	(a)	Commitments

The Company leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depend upon unknown future market and production factors, the amount of future commitment cannot be quantified. Rent expense for the six months ended June 30, 2011 and 2010 was $26,579 and $22,721, respectively. Rent expense for the three months ended June 30, 2011 and 2010 was $13,272 and $11,296, respectively.

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

During 2009, the Company made a loan to an unrelated third party, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through June 30, 2011, such interest amounted to $79,941.

During 2010, the Company made a loan to an unrelated individual, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. The borrower pledged its assets as partial collateral for a bank loan in the amount of $3,403,992 borrowed by the Company. The loan receivable does not have a stated maturity date.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

22.	Commitments and contingencies (continued):

	(b)	Contingencies (continued)

The Company had additional unsecured loans receivable from unrelated parties totaling $527,081 and $1,545,722 outstanding at June 30, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security. On May 11, 2011, the Company’s board of directors passed a resolution requiring that any new loans to directors, officers, or and any other related or unrelated parties shall require pre-approval from the board of directors (see notes 4 and 24(a)).

As of June 30, 2011 and December 31, 2010, the Company had outstanding deposits from contract farmers securing loans in the amount of $2,127,495 and $2,769,291, respectively. These amounts are advanced to the Company from the proceeds of loans taken by local farmers that are secured by the general credit of the Company. The Company uses the cash to acquire feed raw materials and fund the incubation of new ducks that will be raised by the farmers on behalf of the Company

The Company does not maintain product liability insurance, and property and equipment insurance does not cover the full value of the property and equipment, which leaves the Company with exposure in the event of loss or damage to its properties or claims filed against the Company.

As of June 30, 2011 and December 31, 2010, $773,635 and $756,224 of the Company’s trade accounts receivable were pledged as collateral for bank loans outstanding. These bank loans contain a covenant that prohibit the past due accounts receivable balance from exceeding 5% of the total accounts receivable balance. The loan agreements do not specify a methodology for identifying what accounts are past due. The Company does not give defined standard payment terms to its customers. Accordingly, the Company cannot determine if it has breached this covenant. The Company believes that it is in compliance based on its interpretation of the covenant, but there is no guarantee that the lending bank would consider the Company compliant. The Company has not had any disputes with the lending bank regarding such covenants.

As of June 30, 2011 and December 31, 2010, the Company had outstanding $3,356,965 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable and have no stated maturity date (see note 4). These loans, and other loans made by the Company during previous reporting periods, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules. The Company estimates the range of potential fines to be between approximately $480,000 and $1,430,000 based on the guidelines established by PRC General Lending Rules, but such fines are levied discretion of the People’s Bank of China. In the opinion of management and its legal counsel, the probability of the fine being imposed is low and accordingly no provision has been made in the consolidated financial statements.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Results of operations for the six months ended June 30, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$8,662,758	$2,844,909	$4,554,975	$—	$16,062,642
Cost of goods sold (1)	5,190,823	2,500,312	3,773,785	—	11,464,920

Gross Profit	3,471,935	344,597	781,190	—	4,597,722

Sales and marketing expenses	17,550	—	—	—	17,550
General and administrative expenses (2)	1,111,673	20,678	160,465	612,074	1,904,890

Operating profit (loss)	$2,342,712	$323,919	$620,725	$(612,074)	$2,675,282

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the six months ended June 30, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $6,466,297, and the Breeding Unit made sales of ducks to the Food Unit totaling $12,725. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the six months ended June 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$3,596,858	$4,882,834	$11,166,878	$—	$19,646,570
Cost of goods sold (1)	3,032,994	3,941,108	9,247,649	—	16,221,751

Gross Profit	563,864	941,726	1,919,229	—	3,424,819

Sales and marketing expenses	22,860	—	—	—	22,860
General and administrative expenses (2)	647,002	23,178	55,825	645,460	1,371,465

Operating profit (loss)	$(105,998)	$918,548	$1,863,404	$(645,460)	$2,030,494

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the six months ended June 30, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $7,538,287, and the Breeding Unit made sales of ducks to the Food Unit totaling $121,253. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Results of operations for the three months ended June 30, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$3,888,977	$2,844,827	$3,813,988	$—	$10,547,792
Cost of goods sold (1)	2,676,708	2,500,238	3,103,602	—	8,280,548

Gross Profit	1,212,269	344,589	710,386	—	2,267,244

Sales and marketing expenses	10,713	—	—	—	10,713
General and administrative expenses (2)	579,751	(19,583)	24,538	261,730	846,436

Operating profit (loss)	$621,805	$364,172	$685,848	$(261,730)	$1,410,095

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended June 30, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $3,507,361, and the Breeding Unit made sales of ducks to the Food Unit totaling $1,043. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the three months ended June 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$2,294,116	$4,828,291	$4,838,961	$—	$11,961,368
Cost of goods sold (1)	2,197,553	3,901,966	3,946,714	—	10,046,233

Gross Profit	96,563	926,325	892,247	—	1,915,135

Sales and marketing expenses	12,660	—	—	—	12,660
General and administrative expenses (2)	313,484	11,423	28,551	338,405	691,863

Operating profit (loss)	$(229,581)	$914,902	$863,696	$(338,405)	$1,210,612

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended June 30, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $4,164,372, and the Breeding Unit made sales of ducks to the Food Unit totaling $50,042. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Breeding Unit sales increased in the six months ended June 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because the Company generates its own ducklings from its biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Accordingly, when the market price for ducklings increases, the Company can maximize its profits by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings.

Feed Unit sales decreased in the six months ended June 30, 2011 compared with the same period of 2010. In the last three fiscal quarters of 2010, the Company made significant sales of feed products through one distributor, while also continuing to supply the Breed Unit. The Company did not make any sales to this distributor in the first fiscal quarters of 2011, then resumed sales in the second quarter of 2011. The Company will continue to attempt to market its feed products to external customers, primarily through feed distributors, and expects that it will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the six months ended June 30, 2011 as compared with six months ended June 30, 2010, as a result of higher market prices for ducklings, which resulted in more ducklings being sold to the market rather than being used internally for Food Unit products.

During the three and six months ended June 30, 2011 and 2010, all of the Company’s sales were to customers located in the PRC.

All of the Company’s assets are located in the PRC. The Company’s identifiable assets by business unit as of June 30, 2011 and December 31, 2010:

			Food
	Breeding	Feed	Processing	Corporate
	Unit	Unit	Unit	Assets	Consolidated

As of June 30, 2011 (unaudited)	$31,512,839	$11,029,533	$8,525,332	$5,475,191	$56,542,895
As of December 31, 2010 (audited)	30,358,495	$10,715,090	$7,537,818	$5,326,750	53,938,153

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Interest, depreciation expense, and amortization of land use rights for the three and six months ended June 30, 2011 and 2010 by business unit were:

				Food
		Breeding	Feed	Processing
	Year	Unit	Unit	Unit	Corporate	Consolidated
Six months ended June 30:
Interest expense	2011	$540,893	$156,403	$—	$526	$697,822
	2010	685,884	129,804	—	32,321	848,009
Depreciation expense	2011	431,141	27,792	180,362	—	639,295
	2010	207,790	29,043	143,664	—	380,497
Amortization of land use rights	2011	56,747	5,141	52,410	—	114,298
	2010	55,042	9,076	25,043	—	89,161

Three months ended June 30:
Interest expense	2011	$288,706	$80,571	$—	$292	$369,569
	2010	376,990	63,547	—	24,307	464,844
Depreciation expense	2011	219,855	15,322	96,223	—	331,400
	2010	81,705	14,534	79,901	—	176,140
Amortization of land use rights	2011	28,646	2,586	26,363	—	57,595
	2010	45,351	8,916	5	—	54,272

24.	Restatement of Financial Statements:

The Company has restated its prior period financial statements for the three and six month periods ended June 30, 2010 to correct for errors applied to the Company’s financial statements as described in this note.

The accompanying financial statements reflect the following corrections:

a)
Liquidated damages in the amount of $562,746 related to the November 2010 financing should have been accrued as a contingent liability in the year ended December 31, 2010. The Company has adjusted the December 31, 2010 appropriated retained earnings and accrued liabilities to reflect this adjustment, and also removed $241,227 of liquidated damages accrual that was charged to interest expense in the three months ended March 31, 2011.

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the three and six month periods ended June 30, 2010, were reclassified from interest income to additional paid-in capital in prior periods to reflect the appropriate accounting.

c)
Prior to the time that Taiyang and Ningguo entered into operational agreements on May 26, 2010, the Company was exempt from corporate income tax as a producer of unprocessed agricultural products. After May 26, 2010, the management fees paid from Taiyang to Ninnguo are subject to business tax at a rate of 5% of revenue, and 25% of taxable income. In the restated financial statements for the three and six months ended June 30, 2010, business tax in the amount of $51,345 has been recorded to general and administrative expense, and income tax expense in the amount of $97,556 has been recorded.

d)	A correction of general and administrative expense in the amount of ($4,027) related to Dynamic Ally was recorded in the three and six months ended June 30, 2010.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

24.	Restatement of Financial Statements (continued):

e)
On the statement of cash flows, changes in loans receivable and other accounts payable were reclassified from cash flow from operating activities to cash flow from financing activities, and “Proceeds from issuance of convertible debentures” was presented separately from “Borrowing under bank loans payable.”

These corrections resulted in adjustments to the following financial statement line items for the three and six month periods ended June 30, 2010:

	Six months ended June 30, 2010			Three months ended June 30, 2010
	As	Adjust-	As	As	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Statements of Operations and Comprehensive Income
General and administrative expenses	$1,324,147	$47,318	$1,371,465	$644,545	$47,318	$691,863
Operating profit	2,077,812	(47,318)	2,030,494	1,257,930	(47,318)	1,210,612
Interest expense, net	(805,948)	(42,061)	(848,009)	(422,783)	(42,061)	(464,844)
Income before income taxes	3,152,528	(89,379)	3,063,149	2,680,796	(89,379)	2,591,417
Income tax expense	—	97,556	97,556	—	97,556	97,556
Net income	3,152,528	(186,935)	2,965,593	2,680,796	(186,935)	2,493,861
Comprehensive income	3,229,758	(186,935)	3,042,823	2,755,636	(186,935)	2,568,701

	Six months ended June 30, 2010
	As	Adjust-	As
	Reported	ments	Restated
Consolidated Statements of Cash Flows
Net income for the period	$3,152,528	$(186,935)	$2,965,593
Amortization of debt discount	—	59,645	59,645
Imputed interest expense	—	10,102	10,102
Interest expense allocated to debt	27,686	(27,686)	—
Other accounts receivable	(197,308)	197,308	—
Trade accounts payable and accrued expenses	(2,169,533)	51,345	(2,118,188)
Other accounts payable	1,222,671	(1,222,671)	—
Income tax payable	—	97,556	97,556
Net cash provided by (used in) operating activities	(2,302,448)	(1,021,336)	(3,323,784)
Repayments received (net of advances made) pursuant to loans receivable	—	(197,308)	(197,308)
Advances received (net of repayments made) pursuant to loans payable	—	1,222,671	1,222,671
Borrowings under bank loans payable	14,680,551	(555,000)	14,125,551
Borrowing under convertible loans payable	—	555,000	555,000
Capital investment, net of offering costs	—	10,000	10,000
Net cash provided by financing activities	6,501,699	1,035,363	7,537,062
Net increase in cash and cash equivalents	1,254,025	14,027	1,268,052
Cash and cash equivalents, end of period	1,859,417	14,027	1,873,444

	As of December 31, 2010
	As	Adjust-	As
	Reported	ments	Restated
Consolidated Balance Sheets	$2,850,647	$562,746	$3,413,393
Trade accounts payable and accrued expenses	17,273,206	562,746	17,835,952
Total current liabilities	28,289,256	562,746	28,852,002
Total liabilities	10,915,411	(562,746)	10,352,665
Unappropriated retained earnings	25,648,897	(562,746)	25,086,151

25.	Subsequent events:

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the Six Months ended June 30, 2011 and 2010

Revenues

Revenues for the six months ended June 30, 2011 and 2010 were $16,062,642 and $19,646,570, respectively. Revenues by business unit were as follows:

	Six months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Breeding Unit	$8,662,758	$3,596,858
Feed Unit	2,844,909	4,882,834
Food Unit	4,554,975	11,166,878

	$16,062,642	$19,646,570

Breeding Unit sales increased substantially in the six months ended June 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Therefore, when the market price for ducklings increases, we can maximize our profits per duckling by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings. Accordingly, this strategy may result in lower revenues compared to prior periods, with a corresponding increase in gross profit. This is the case in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, when our consolidated revenues decreased by $3,583,928, or 18%, but we saw an overall increase in our gross profit of $1,172,903, or 34%, because of the increase in the market price of ducks. Our average sales price for a duckling was approximately $0.89 in the six months ended June 30, 2011, as compared to $0.45 in the six months ended June 30, 2010. Our average sales price for grown commercial processing ducks was approximately $1.09 per kilogram in the six months ended June 30, 2011, as compared to $0.87 per kilogram in the six months ended June 30, 2010. We expect our sales to continue to fluctuate with the market price of ducks, and we intend to continue to shift the uses of our ducklings between sales to market and internal use for food product to maximize our profits as the market conditions change.

In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in the first fiscal quarter of 2011, then resumed sales in the second quarter of 2011. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the six months ended June 30, 2011 as compared with six months ended June 30, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market rather than being used internally for Food Unit products. When market prices of ducks is unusually high, on a consolidated basis we can make higher profits by selling ducks into the market rather than processing them into food products, which have a more stable market price, and thus will yield lower margins when the input costs increase. Because the total number of ducks produced by our Breeding Unit is fairly constant, we can maximize our profits by selling more live ducks when their market price is high, and by selling more food products when the market price of ducks is low. Accordingly, sales of Food Unit products decreased substantially from 2010 to 2011 as a larger portion of the ducks produced at our facility were sold directly by the Breeding Unit due to the higher market price in 2011 relative to 2010, rather than being processed and sold as food product.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the six months ended June 30, 2011 and 2010, as follows:

	Buying Unit
	Six months ended June 30, 2011			Six months ended June 30, 2010
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$12,725	$—	$—	$121,253
Feed Unit	6,466,297	—	—	7,538,287	—	—
Food unit	—	—	—	—	—	—

	$6,466,297	$—	$12,725	$7,538,287	$—	$121,253

During the six months ended June 30, 2011 and 2010, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the six months ended June 30, 2011 and 2010 were $11,464,920 and $16,221,751, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the six months ended June 30, 2011 and 2010 were 29% and 17%, respectively. The increased gross margin was primarily the result of increased sales prices of duck, disproportionate to the relatively smaller increase in cost of grains and other materials used to raise ducks. As a result, margins on duck sales increased from 16% in the six months ended June 30, 2010 to 40% in the six months ended June 30, 2011.

Sales and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2011 and 2010 were $17,550 and $22,860, respectively. The slight decrease resulted from lower expenses for personnel and travel in 2011.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $1,904,890 and $1,371,465, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the six months ended June 30, 2011 due to increased wage and overhead costs associated with being public in 2011 of $312,460, higher bad debt expense on accounts receivable of $126,112, and higher business tax incurred in 2011 of $94,853 as a result of management fees earned by Ninnguo being taxable for the entire period in 2011 but only a partial period in 2010.

Gain on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the six months ended June 30, 2011, we recognized income resulting from a decrease in the fair value of derivative financial instruments in the amount of $435,900. The gain is primarily a result of a decrease in our stock price from $2.50 at December 31, 2010 to $2.00 at June 30, 2011, resulting in a decrease in the fair value of derivative liabilities with an offsetting gain on the statement of operations.

Other income

Other income for the six months ended June 30, 2011 and 2010 was $225,844 and $1,772,121, respectively.

In 2008, Taiyang began construction on an organic fertilizer manufacturing plant that it intended to complete in the second half of 2010. The fertilizer plant was to be used to process duck waste products into a saleable organic fertilizer product. In May 2010, Taiyang entered into an asset transfer agreement with an unrelated third party, whereby the buyer agreed to buy, and Taiyang agreed to sell, the fertilizer plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process. Taiyang recognized a gain on the sale of the fertilizer plant and related assets equal to the excess of the sale price over the carrying value of the sold assets, in the amount of $877,874 during the six months ended June 30, 2010.

Additionally, Taiyang previously wrote off an account receivable for the sale of a separate subsidiary with a sale price of $895,430 that was completed in 2005. During June 2010, Taiyang received payment for the prior account receivable. Accordingly, Taiyang recognized a gain from the collection of the account in this amount.

During the six months ended June 30, 2011, the PRC government reclaimed certain land that it leased to Taiyang on which Taiyang’s Breeding Center #2 was located. Taiyang recognized gain on disposal of the buildings associated with Duck Farm #2 and other assets disposed during the period in the amount of $19,735. Taiyang transferred the ducklings from the Breeding Center #2 in advance of losing the land and does not anticipate this will have any impact on its operations.

We earned dividend income of $184,259 on long term investments in the six months ended June 30, 2011.

We also recognized other non-operational expense (income) in the amount of ($21,850) and $1,183 in the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011 and 2010, we recognized subsidy income of $122,481 and $108,543, respectively.

Interest expense

Interest expense (net) for the six months ended June 30, 2011 and 2010 was as follows:

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(142,405)	$(1,942)
Interest expense	771,520	718,275
Bank fees	59,497	116,241
Amortization of debt discount	9,210	5,333
Imputed interest expense	—	10,102

	$697,822	$848,009

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was higher in the six months ended June 30, 2011 than the six months ended June 30, 2010 due to higher average interest-bearing cash deposits and loans receivable in 2011 than in 2010. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was higher in 2011 than in 2010 due to higher average bank loan balances in 2011 than in 2010. We also recognized interest expense to amortize discounts on the face value of certain zero-interest loans with a stated maturity date. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $694,440 and $97,556 in the six months ended June 30, 2011 and 2010, respectively.

Net income

Net income for the six months ended June 30, 2011 and 2010 was $2,067,245 and $2,965,593, respectively. The lower income in 2011 was the result of (i) other income of $1,772,121 in 2010 relating primarily to a gain on the sale of the Company’s fertilizer plant and the collection of a previously written off account receivable, (ii) higher general and administrative expenses in 2011 of $533,425, and (iii) higher income tax expense of $596,884 in 2011 as a result of our contractual arrangements that came into effect in May 2010. These amounts were offset by (i) increased gross profit of $1,172,903 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, (ii) a gain on the change in fair value of derivative financial instruments in the amount of $435,900 in 2011, and (iii) lower interest expense of $150,187 in 2011 relating to lower debt balances.

For the Three months ended June 30, 2011 and 2010

Revenues

Revenues for the three months ended June 30, 2011 and 2010 were $10,547,792 and $11,961,368, respectively. Revenues by business unit were as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Breeding Unit	$3,888,977	$2,294,116
Feed Unit	2,844,827	4,828,291
Food Unit	3,813,988	4,838,961

	$10,547,792	$11,961,368

Breeding Unit sales increased in the three months ended June 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Therefore, when the market price for ducklings increases, we can maximize our profits per duckling by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings. Accordingly, this strategy may result in lower revenues compared to prior periods, with a corresponding increase in gross profit. This is the case in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, when our consolidated revenues decreased by $1,413,576, or 12%, but we saw an overall increase in our gross profit of $352,109, or 18%, because of the increase in the market price of ducks. Our average sales price for a duckling was approximately $0.72 in the three months ended June 30, 2011, as compared to $0.47 in the three months ended June 30, 2010. Our average sales price for grown commercial processing ducks was approximately $1.04 per kilogram in the three months ended June 30, 2011, as compared to $0.88 per kilogram in the three months ended June 30, 2010. We expect our sales to continue to fluctuate with the market price of ducks, and we intend to continue to shift the uses of our ducklings between sales to market and internal use for food product to maximize our profits as the market conditions change.

In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in the first fiscal quarter of 2011, then resumed sales in the second quarter of 2011. Sales to this distributor have been historically volatile, and sales in the quarter ended June 30, 2011 were substantially lower than the same quarter of 2010. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the three months ended June 30, 2011 as compared with three months ended June 30, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market rather than being used internally for Food Unit products. When market prices of ducks is unusually high, on a consolidated basis we can make higher profits by selling ducks into the market rather than processing them into food products, which have a more stable market price, and thus will yield lower margins when the input costs increase. Because the total number of ducks produced by our Breeding Unit is fairly constant, we can maximize our profits by selling more live ducks when their market price is high, and by selling more food products when the market price of ducks is low. Accordingly, sales of Food Unit products decreased from 2010 to 2011 as a larger portion of the ducks produced at our facility were sold directly by the Breeding Unit due to the higher market price in 2011 relative to 2010, rather than being processed and sold as food product.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the three months ended June 30, 2011 and 2010, as follows:

	Buying Unit
	Three months ended June 30, 2011			Three months ended June 30, 2010
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$1,043	$—	$—	$50,042
Feed Unit	3,507,361	—	—	4,164,372	—	—
Food unit	—	—	—	—	—	—

	$3,507,361	$—	$1,043	$4,164,372	$—	$50,042

During the three months ended June 30, 2011 and 2010, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the three months ended June 30, 2011 and 2010 were $8,820,548 and $10,046,233, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the three months ended June 30, 2011 and 2010 were 21% and 16%, respectively. The increased gross margin was primarily the result of increased sales prices of duck, disproportionate to the relatively smaller increase in cost of grains and other materials used to raise ducks. As a result, margins on duck sales increased from 4% in the three months ended June 30, 2010 to 31% in the three months ended June 30, 2011.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2011 and 2010 were $10,713 and $12,660, respectively. The slight decrease resulted from lower expenses for personnel and travel in 2011.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $846,436 and $691,863, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the three months ended June 30, 2011 due to increased wage and overhead costs associated with being public in 2011 of $139,679 and higher business tax incurred in 2011 of $14,894 as a result of management fees earned by Ninnguo being taxable for the entire period in 2011 but only a partial period in 2010.

Loss on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the three months ended June 30, 2011, we recognized a loss resulting from a decrease in the fair value of derivative financial instruments in the amount of $474,093. The loss is primarily a result of an increase in our stock price from $1.50 at March 31, 2011 to $2.00 at June 30, 2011, resulting in an increase in the fair value of derivative liabilities with an offsetting loss on the statement of operations.

Other income

Other income for the three months ended June 30, 2011 and 2010 was $51,831 and $1,772,121, respectively.

In 2008, Taiyang began construction on an organic fertilizer manufacturing plant that it intended to complete in the second half of 2010. The fertilizer plant was to be used to process duck waste products into a saleable organic fertilizer product. In May 2010, Taiyang entered into an asset transfer agreement with an unrelated third party, whereby the buyer agreed to buy, and Taiyang agreed to sell, the fertilizer plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process. Taiyang recognized a gain on the sale of the fertilizer plant and related assets equal to the excess of the sale price over the carrying value of the sold assets, in the amount of $877,874 during the three months ended June 30, 2010.

Additionally, Taiyang previously wrote off an account receivable for the sale of a separate subsidiary with a sale price of $895,430 that was completed in 2005. During June 2010, Taiyang received payment for the prior account receivable. Accordingly, Taiyang recognized a gain from the collection of the account in this amount.

During the three months ended June 30, 2011, the PRC government reclaimed certain land that it was leasing to the Company on which the Company’s Breeding Center #2 was located. The Company recognized gain on disposal of the buildings associated with Duck Farm #2 and other assets disposed during the period in the amount of $19,735.

We also recognized other net non-operational income (expense) in the amount of $30,449 and ($1,183) in the three months ended June 30, 2011 and 2010, respectively.

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

During the three months ended June 30, 2011 and 2010, we recognized subsidy income of $76,294 and $73,528, respectively.

Interest expense

Interest expense (net) for the three months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(66,528)	$(1,249)
Interest expense	402,980	388,653
Bank fees	28,380	72,636
Amortization of debt discount	4,737	3,358
Imputed interest expense	—	1,446

	$369,569	$464,844

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was higher in the three months ended June 30, 2011 than the three months ended June 30, 2010 due to higher average interest-bearing cash deposits in 2011 than in 2010. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was higher in 2011 than in 2010 due to higher average bank loan balances in 2011 than in 2010. We also recognized interest expense to amortize discounts on the face value of certain zero-interest loans with a stated maturity date. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $314,635 and $97,556 in the three months ended June 30, 2011 and 2010, respectively.

Net income

Net income for the three months ended June 30, 2011 and 2010 was $379,923 and $2,493,861, respectively. The lower income in 2011 was the result of (i) other income of $1,772,121 in 2010 relating primarily to a gain on the sale of the Company’s fertilizer plant and the collection of a previously written off account receivable, (ii) higher general and administrative expenses in 2011 of $154,573, (iii) higher income tax expense of $217,079 in 2011 as a result of our contractual arrangements that came into effect in May 2010, and (iv) a loss on the change in fair value of derivative financial instruments in the amount of $474,093 in 2011. These amounts were offset by (i) increased gross profit of $352,109 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, and (ii) lower interest expense of $95,275 in 2011 relating to lower debt balances.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2011 and December 31, 2010, we had unrestricted cash balances of $1,397,822 and $1,930,319, respectively, and working capital deficiency of $120,505 and $2,469,809, respectively. The improvement in working capital from December 31, 2010 to June 30, 2011 was caused by completion of the financing for net cash proceeds of $1,019,500 during March 2011, as well as continued profitable operations in 2010 and 2011.

In addition to funds raised in the November 2010 and March 2011 financing transactions, we have historically met our capital requirements through short-term and long-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of June 30, 2011, we have not experienced any difficulty in raising funds through bank loans, and have not experienced any liquidity problems in settling our payables in the normal course of business and refinancing, extending, or repaying bank loans when they come due.

Significant Liquidity Events

In March 2011, we consummated the sale of an aggregate 575,000 shares of common stock at a price of $2.00 per share for gross cash proceeds of $1,150,000, and net proceeds of $1,019,500. In connection therewith, we also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as placement agent warrants to purchase 46,000 shares of common stock at an exercise price of $4.00 and a contractual term of five years.

In November 10, 2010, we consummated the sale of an aggregate 2,920,392 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $5,107,472, and the exchange of $549,984 in previously issued debentures that were converted into common stock. Net cash proceeds were $5,180,358 after the debt conversion, commissions, and offering costs. In connection therewith, we also issued to the investors warrants to purchase 730,098 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as placement agent warrants to purchase 226,298 shares of common stock at an exercise price of $4.00 and a contractual term of five years.

The proceeds from these financing transactions are being used principally to construct a new cooked food processing line at our facilities in Ningguo City, PRC. Upon completion of the cooked food processing line, which is expected to be completed in 2012, we intend to manufacture, market, and sell ready-to-eat cooked food products through new and existing distribution channels. We believe that the demand for these types of finished food products is very strong in China, and we expect demand to remain strong for the foreseeable future as the urban Chinese “middle class” continues to expand. The expected cost of the new production line is approximately $4.5 million.

In addition to these financings, we have historically funded our operations through bank debt. During our fiscal year ended December 31, 2010 we were able to restructure a substantial portion of our bank debt from current to long term. Bank loans outstanding as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Loans payable, current portion	$7,272,165	$7,864,727
Loans payable, long term portion	11,278,984	11,016,050

	$18,551,149	$18,880,777

Our long term debt comes due as follows:

July 1, 2011 to December 31, 2012	$9,632,219
2013	5,449,509
2014	3,469,421

Cash Flow Statement

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Net cash generated from (used in) operating activities	$416,829	$(3,323,784)
Net cash used in investing activities	(1,420,249)	(2,952,406)
Net cash provided by financing activities	523,208	7,537,062
Effect of exchange rate difference on cash and cash equivalents	(52,285)	7,180
Cash and cash equivalents, beginning of period	1,930,319	605,392
Cash and cash equivalents, end of period	1,397,822	1,873,444

Net cash generated from (used in) operations in the six months ended June 30, 2011 and 2010 was $416,829 and ($3,323,784), respectively. The increased cash generated is due to increased net income from improved gross profit in the Breeding Unit. Offsetting these increases to cash was an increase in inventory purchases and prepaid expenses.

Net cash used in investing activities decreased to $1,420,249 in the six months ended June 30, 2011 from $2,952,406 in the six months ended June 30, 2010. 2010 includes receipt of proceeds in the amount of $2,048,371 for the sale of our fertilizer plant, offset by cash outflow for a long term investment in the amount of $1,463,122.

Net cash provided by financing activities was $523,208 in the six months ended June 30, 2011, as compared with $7,537,062 in the six months ended June 30, 2010. Repayments received (net of advances made) pursuant to loans receivable were $998,757 in 2011, compared with ($197,308) in 2010, as the Company called outstanding loans receivable in 2011. Advances received (net of repayments made) pursuant to loans payable were ($729,539) in 2011, as compared with $1,222,671 in 2010. Bank borrowings, net of repayments, were ($765,510) in 2011 as compared with $5,946,699 in 2010. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction. During 2011, we received $1,019,500 from the March 2011 financing.

Contractual Obligations

The following table sets forth our long term debt and other long term commitments as of June 30, 2011:

Contractual Obligations	Total	< 1 year	1-3 years	3-4 Years	> 5 years
Debt	$18,551,149	$7,272,165	$11,278,984	$—	$—
Operating Leases (1)	—	—	—	—	—

Total Contractual Obligations	$18,551,149	$7,272,165	$11,278,984	$—	$—

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

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

ANHUI TAIYANG POULTRY CO., INC.

Date: August 15, 2011	By:	/s/ WU QIYOU
Wu Qiyou
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ DAVID DODGE
David Dodge
Chief Financial Officer (Principal Accounting Officer)