Form 10-K/A
period 2010-12-31
ANHUI TAIYANG POULTRY CO INC
filed 2011-11-18
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) of Anhui Taiyang Poultry Co., Inc. (the “Company”), filed with the Securities and Exchange Commission on April 15, 2011 (“the Form 10-K”), is to make the following corrections:

a)
The Company incorrectly applied the provisions of ASC Topic 805-40, “Reverse Acquisitions” with respect to the following: (i) the combination, elimination, and restatement of the shareholders’ equity section of the Company’s balance sheet and the related statement of shareholders’ equity were not appropriately applied as of November 10, 2010, and (ii) previously, the Company had reflected the operating results and financial positions of The Parkview Group, Inc. in periods prior to the Reverse Merger Transaction (as defined under the heading “Company History” on page 1 hereto), whereas such results should not be reflected since The Parkview Group, Inc. is the accounting acquiree;

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the year ended December 31, 2010, were reclassified from interest income to additional paid-in capital to reflect the appropriate accounting;

c)
The Company has restated its financial results for the year ended December 31, 2010 to record a charge of $165,431 to interest expense, with an offsetting adjustment to additional paid in capital, to reflect the fair value of 988 ordinary shares of Dynamic Ally Limited that were issued to holders of convertible loans issued in March 2010. The convertible loans were issued by Anhui Taiyang Poultry Co., Ltd. to fund the costs associated with the Reverse Merger Transaction, and provided that the Company should issue the equivalent of one share of common stock of the public entity for each dollar invested in the convertible loans;

d)
Liquidated damages in the amount of $562,746 related to the November 2010 financing should have been accrued as a contingent liability in the year ended December 31, 2010. The Company has adjusted the December 31, 2010 appropriated retained earnings and accrued liabilities to reflect this adjustment, and also removed $241,227 of liquidated damages accrual that was charged to interest expense in the three months ended March 31, 2011;

e)
The Company has restated its financial results for the year ended December 31, 2010 to reclassify $95,000 of amortization of a discount on convertible loans from general and administrative expense to interest expense.

f)
The Company has restated its financial results for the year ended December 31, 2010, the Company to record additional income tax expense of $198,631 resulting from termination of operating agreements between Ningguo Taiyang Incubation Plant Co., Ltd. and Dynamic Ally Limited.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II — Item 8. Consolidated Financial Statements and Supplementary Data; and

●	Part II — Item 9A. Controls and Procedures.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

Taxation

The applicable income tax laws, regulations, notices and decisions (collectively referred to as “Applicable PRC Enterprises Tax Law”) related to foreign investment enterprises and their investors mainly include the following:

●           Notice Relating to Taxes Applicable to Foreign Investment Enterprises / Foreign Enterprises and Foreign Nationals in Relation to Dividends and Gains obtained from Holding and Transferring of Shares promulgated by State Tax Bureau on July 21, 1993;

● Amendments to the Income Tax Law Applicable to Individuals of the PRC promulgated by Standing Committee of the National People’s Congress (“NPC”) on October 31, 1993;

● Notice on Relevant Policies Concerning Individual Income Tax issued by Ministry of Finance and the State Tax Bureau on May 13, 1994;

● Notice on Reduction of Income Tax in Relation to Interests and Gains Derived by Foreign Enterprises from the PRC, promulgated by the State Council on November 18, 2000; and

● Enterprise Income Tax Law of the PRC (“New EIT Law”) issued by NPC on March 16, 2007, which came into effect on January 1, 2008.

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

●
According to the written certificate issued by the Development Zone Branch of State Taxation Bureau in Ningguo City on April 29, 2010, the feed products of Taiyang are exempted from value added tax; and

●	In accordance with the Provisional Regulations on value added tax, duck seedlings and duck eggs produced by Taiyang are classified as farm produce which are exempted from value added tax.

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

We have generally experienced growth since our inception, and realized revenues of approximately $41.7 million and $28.9 million in the years ended December 31, 2010 and 2009, respectively. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To effectively manage growth, we need to:

●	Hire, train, integrate and manage additional qualified technicians and breeding farm directors and sales and marketing personnel;
●	Implement additional, and improve existing, administrative, financial and operations systems, procedures and controls;
●	Continue to enhance manufacturing and customer resource management systems;
●	Continue to expand and upgrade our feed ingredient composition, poultry immunization system and breeding technology;
●	Manage multiple relationships with distributors, suppliers and certain other third parties; and
●	Manage our financial condition.

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

If Ningguo or Taiyang are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses of our PRC consolidated entities;

●	discontinuing or restricting the operations of our PRC consolidated entities;

●	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

●	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

●	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

●	imposing fines.

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

●
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	announcements of technological innovations or new products available to the agricultural industry;

●	announcements by relevant governments pertaining to incentives for agricultural development programs;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

●
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

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 52.65% of our outstanding Common Stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendment of our certificate of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

General and administrative expenses

General and administrative expenses for the years ended December 31, 2010 and 2009 were $5,100,674 and $1,347,787, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during 2010 due to (i) stock based compensation expense of in the amount of $2,081,122 recognized during 2010 related to shares issued in exchange for professional services, (ii) direct professional service expenses related to the Reverse Merger Transaction of $894,087 in 2010 compared with similar charges of only $148,750 in 2009, (iii) business tax of $265,509 in 2010, (iv) higher overhead costs in 2010 associated with corporate growth, and more staffing for the public transaction and post-transaction accounting and administrative requirements.

Loss on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the year ended December 31, 2010, these charges amounted to $287,868. The charge is primarily a result of an increase in our stock price from $2.03 at November 10, 2010 to $2.50 at December 31, 2010, resulting in an increase in the fair value of derivative liabilities with an offsetting loss on the statement of operations.

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

Interest expense

Interest expense (net) for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009

Interest income	$(241,676)	$(73,680)
Interest expense	1,473,696	536,573
Bank fees	137,175	77,598
Liquidated damages	562,746	—
Amortization of debt discount	108,786	9,291
Imputed interest expense	273,290	5,142

	$2,314,017	$554,924

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

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of December 31, 2010, such accrued liquidated damages amounted to $562,746.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. In turn, Taiyang pays all of its profits to Dynamic Ally.

According to the applicable PRC Enterprises Tax Law, income such as rental, royalty and profits from the PRC derived by a foreign enterprise which has no establishment in the PRC or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax on such income. Subsequent to the completion of the Reverse Merger Transaction, this income is subject to taxation at ordinary PRC corporate income tax rates of 25%. We recognized income tax expense amounting to $703,098 in the year ended December 31, 2010.

Net income

Net income for the years ended December 31, 2010 and 2009 was $3,395,524 and $2,489,323, respectively. The higher income in 2010 was the result of (i) increased profit from the Food Unit as margins improved, (ii) external sales from the Feed Unit in 2010, where no external sales were made in 2009, (iii) a gain on the sale of the fertilizer plant in 2010 in the amount of $877,874, and (iv) a gain from the collection of an account previously written off in the amount of $895,430. These improvements were offset by (i) stock based compensation expense of in the amount of $2,081,122 recognized during 2010, (ii) higher general and administrative expense relating to implementation of the Reverse Merger Transaction, (iii) income and business tax expense in 2010 resulting from the contractual arrangements between Taiyang and Ningguo that were not in place in 2009, and (iv) higher interest expense as a result of liquidated damages, debt discount amortization, and higher debt balances in 2010. We intend to continue to market our Feed and Breeding Unit products to external customers, as well as to continue to expand our processed food products.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2010 and 2009, we had unrestricted cash balances of $1,930,319 and $605,392, respectively, and working deficiency of $2,695,440 and $12,804,524, respectively. The substantial improvement in working capital deficiency from 2009 to 2010 was caused by (i) completion of the financing for gross cash proceeds of $5,107,472 during November 2010, (ii) a shift in bank loan balances from current to long term – while total bank loans payable increased from $13.7 million at December 31, 2009 to $18.9 million at December 31, 2010 as we used these proceeds to continue to grow our production capacity with investment in new duck breeding fields 6, 7 and 8, the current portion of bank loans payable decreased from $11.4 million to $7.9 million as we shifted a substantial portion of the loan due dates to 2013 and 2014, and (iii) continued profitable operations in 2010.

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

The proceeds from these financing transactions are being used principally to construct a new cooked food processing line at our facilities in Ningguo City, PRC. Upon completion of the cooked food processing line, we intend to manufacture, market, and sell ready-to-eat cooked food products through new and existing distribution channels. We believe that the demand for these types of finished food products is very strong in China, and we expect demand to remain strong for the foreseeable future as the urban Chinese “middle class” continues to expand. Cooked food products are expected to yield higher profit margins than our current products. The expected cost of the new production line is approximately $4.5 million.

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

Cash Flow Statement

The following table sets forth a summary of our cash flows for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Net cash generated from (used in) operating activities	$2,196,995	$(6,734,624)
Net cash used in investing activities	(8,778,048)	(2,705,553)
Net cash provided by financing activities	7,951,559	9,350,833
Effect of exchange rate difference on cash and cash equivalents	(45,579)	1,673
Cash and cash equivalents, beginning of period	605,392	693,063
Cash and cash equivalents, end of period	1,930,319	605,392

Net cash generated from (used in) operating activities was $2,196,995 in 2010 and ($6,734,624) in 2009. The increased cash generation is due principally to increased net income from improved sales and profit margins. Additionally, our accounts payable and accrued expenses decreased as we paid down our trade payables from available cash. Offsetting these increases to cash was an increase to accounts receivable in 2010 from 2009 resulting from increased sales combined with additional credit extended to our customers.

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

Net cash provided by financing activities was $7,951,559 in 2010, as compared with $9,350,833 in 2009. Bank borrowings, net of repayments, were $4,668,138 in 2010 as compared with $4,260,550 in 2009. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction, of which $100,016 was repaid in cash and the balance was converted into shares of our common stock. During 2010, we received net proceeds of $4,610,374 from the sale of common stock, as compared with a capital investment of $4,385,388 into Taiyang 2009.

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

f)	We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest;

g)	The Company incorrectly applied certain provisions of ASC Topic 805-40, “Reverse Acquisitions”, which resulted in the restatement of its financial statements for the year ended December 31, 2010;

h)
Management improperly recognized discounts on certain bank loan instruments as interest income instead of additional paid in capital, resulting in the restatement of its financial statements for the year ended December 31, 2010;

i)
Management failed to recognize interest expense associated with the fair value of ordinary shares issued to holders of convertible loans which were part of the Reverse Merger Transaction, resulting in the restatement of its financial statements for the year ended December 31, 2010;

j)
Liquidated damages associated with the November 2010 financing were improperly calculated and recorded. This resulted in the restatement of the Company’s financial statements for the year ended December 31, 2010 and for the quarter ended March 31, 2010;

k)
An accounting classification error resulting from discount amortization on convertible loans was not properly detected, resulting in an overstatement of general and administrative expense and an understatement of interest expense of like amounts. This resulted in the restatement of the Company’s financial statements for the year ended December 31, 2010; and

l)
Management failed to recognize the effect on income tax expense resulting from the termination of certain operating agreements, which resulted in the restatement of the Company’s financial statements for the year ended December 31, 2010.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by Schwartz Levitsky Feldman LLP, our independent registered public accounting firm. Pursuant to rules promulgated by the SEC, smaller reporting companies, like us, are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons if more than one person have not been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
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

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Wu Qiyou (a)	2010	13,749	—	—	—	—	—	—	13,749
	2009	13,111	—	—	—	—	—	—	13,111
Richard B. Frost (c)	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—

(a)	Mr. Wu was appointed as CEO and Chairman of the Board of Directors on November 10, 1010.

(b)	Mr. Frost resigned as our Chief Executive Officer and President on November 10, 2010.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

None.

Stock Option Plans

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011:

●	by each person who is known by us to beneficially own more than 5% of our common stock;
●	by each of our officers and directors; and
●	by all of our officers and directors as a group.

		Number of	Percentage
	Title of	Shares	of Common
Name And Address Of Beneficial Owner (1)	Class	Owned (2)	Stock (3)
Wu Qiyou (2)	Common Stock	—	*
Chen Beihuang (2)	Common Stock	—	*
Han Jialiang	Common Stock	—	*
He Zhiwei	Common Stock	—	*
James J. Keil	Common Stock	—	*
David Dodge	Common Stock	141,894	1.36%
Officers and Directors as a Group (6 persons)	Common Stock	141,894	1.36%

Firm Success International, Ltd. (4)	Common Stock	4,886,990	46.81%

* - Denotes less than 1%

(1)	Unless otherwise noted, the mailing address of each beneficial owner is No. 88 Eastern Outer Ring Road, Ningguo City, Anhui Province, PRC 242300.

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

	2010			2009
	Schwartz Levitsky Feldman LLP	Thomas W. Klash	Total	Schwartz Levitsky Feldman LLP	Thomas W. Klash	Total
Audit fees	$235,000	$4,000	$239,000	$30,000	$7,500	$37,500
Audit-related fees	—	—	—	—	—	—
Tax fees	—	—	—	—	—	—
All other fees (a)	—	—	—	—	19,525	19,525

Total fees	$235,000	$4,000	$239,000	$30,000	$27,025	$57,025

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

ANHUI TAIYANG POULTRY CO., INC.

Date: November 18, 2011	By:	/s/ WU QIYOU
Wu Qiyou
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2011	By:	/s/ DAVID DODGE
David Dodge
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WU QIYOU	Chairman of the Board	November 18, 2011
Wu Qiyou

/s/ CHEN BEIHUANG	Director	November 18, 2011
Chen Beihuang

/s/ HAN JIALIANG	Director	November 18, 2011
Han Jialiang

/s/ JAMES J. KEIL	Director	November 18, 2011
James J. Keil

/s/ HE ZHIWEI	Director	November 18, 2011
He Zhiwei

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Anhui Taiyang Poultry Co., Inc.
(Formerly The Parkview Group, Inc.)

We have audited the consolidated balance sheets of Anhui Taiyang Poultry Co., Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for each of the years then ended (as restated – see Note 24). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Readers should refer to Note 24 which set out the details of the restatements to the 2010 and 2009 financial statements as previously reported.

/s/ SCHWARTZ LEVITSKY FELDMAN LLP

Toronto, Ontario, Canada	Chartered Accountants
April 14, 2011, except for notes 14(b), 14(c), 24 and	Licensed Public Accountants
related disclosures which is as of November 18, 2011

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Balance Sheets
(Expressed in United States Dollars)

	As of December 31,
	2010	2009
	(Restated -	(Restated -
	see note 24)	see note 24)
ASSETS
Current assets
Cash and cash equivalents	$1,930,319	$605,392
Trade accounts receivable, net (note 3)	5,348,650	972,528
Loans receivable (note 4)	4,268,057	2,816,943
Inventories, net (note 5)	1,762,709	1,787,565
Prepaid and other current assets (note 6)	1,140,234	902,361
Proceeds receivable from sale of fertilizer plant (note 18)	889,174	—
Due from related parties (note 7)	—	765,698
Total current assets	15,339,143	7,850,487

Construction in progress (note 8)	5,634,476	5,605,197
Property, plant and equipment, net (note 8)	20,495,162	12,963,639
Land use rights (note 9)	10,660,988	10,545,893
Other long term assets (note 10)	1,808,384	654,680
Total assets	$53,938,153	$37,619,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$3,413,393	$4,505,521
Income tax payable (note 20)	703,098	—
Derivative financial instruments (note 12)	1,480,261	—
Other accounts payable (note 13)	4,542,855	4,551,145
Due to related parties (note 7)	30,249	190,166
Loans payable, current portion (note 14)	7,864,727	11,408,179
Total current liabilities	18,034,583	20,655,011

Loans payable, long term portion (note 14)	11,016,050	2,249,997
Total liabilities	29,050,633	22,905,008
Commitments and contingencies (note 22)
Subsequent events (note 25)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 9,865,033 and 510,423 shares issued and outstanding as of December 31, 2010 and 2009 respectively (note 16)	9,865	6,578
Additional paid-in capital	12,219,355	5,868,348
Appropriated retained earnings (note 21)	1,353,912	1,142,284
Unappropriated retained earnings	10,154,034	7,269,993
Accumulated other comprehensive income	1,150,354	427,685
Total equity	24,887,520	14,714,888

Total liabilities and stockholders’ equity	$53,938,153	$37,619,896

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)

	Years ended December 31,
	2010	2009
	(Restated -	(Restated -
	see note 24)	see note 24)
Revenues (note 19(b))	$41,684,988	$28,859,699
Cost of goods sold	32,521,474	24,670,485

Gross Profit	9,163,514	4,189,214

Sales and marketing expenses	45,919	55,425
General and administrative expenses	5,100,674	1,347,787

Operating profit	4,016,921	2,786,002

Loss on change in fair value of derivative financial instruments (note 12)	(287,868)	—
Other income (expense) (note 18)	1,728,600	(81,736)
Subsidy income (note 15)	954,986	339,981
Interest expense, net (note 17)	(2,314,017)	(554,924)

Income before income taxes	4,098,622	2,489,323
Income tax expense (note 20)	703,098	—

Net income for the year	$3,395,524	$2,489,323

Comprehensive income:
Net income	$3,395,524	$2,489,323
Foreign currency translation adjustment	722,669	23,120

Comprehensive income	$4,118,193	$2,512,443

Earnings per share:
Basic and diluted (note 16)	$0.45	$0.38

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	7,480,698	6,577,551

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Years ended December 31,
	2010	2009
	(Restated -	(Restated -
	see note 24)	see note 24)
Cash provided (used for):
Operating activities:
Net income for the year	$3,395,524	$2,489,323
Items not affecting cash:
Depreciation and amortization	1,217,812	741,845
Gain on sale of assets	(877,874)	—
Amortization of debt discount	108,786	9,291
Imputed interest expense	273,290	5,142
Stock based compensation expense	2,081,122	—
Loss on change in fair value of derivative	287,868	—
Changes in non-cash working capital:
Trade accounts receivable	(4,236,038)	(919,760)
Inventories	83,683	610,389
Prepaid and other current assets	(249,410)	1,323,222
Due from related parties	772,306	(137,425)
Trade accounts payable and accrued expenses	(1,201,672)	(10,137,301)
Income tax payable	703,098	—
Due to related parties	(161,500)	—
Deferred subsidy funds received	—	(719,350)
Net cash provided by (used in) operating activities	2,196,995	(6,734,624)

Investing activities:
Cash proceeds from sale of fertilizer plant	3,051,256	—
Long term equity investment	(1,475,209)	—
Deposits against equipment and land use rights	(585,529)	—
Capitalized interest expense	(288,486)	(321,981)
Purchase of property and equipment	(9,480,080)	(2,383,572)
Net cash used in investing activities	(8,778,048)	(2,705,553)

Financing activities:
Advances under loans receivable	(1,321,719)	(2,815,419)
(Repayments) advances under loans payable	(160,218)	3,520,058
Borrowings under bank loans payable	22,223,126	15,056,498
Repayments under bank loans payable	(17,554,988)	(10,795,948)
Borrowing under convertible loans payable	555,000	—
Repayments under convertible loans payable	(100,016)	—
Repurchase treasury stock	(300,000)	—
Capital investment, net of offering costs of $477,098 in 2010 and $Nil in 2009	4,610,374	4,385,644
Net cash provided by financing activities	7,951,559	9,350,833

Effect of exchange rate difference on cash and cash equivalents	(45,579)	1,673

Net increase (decrease) in cash and cash equivalents	1,324,927	(87,671)

Cash and cash equivalents, beginning of period	605,392	693,063

Cash and cash equivalents, end of period	$1,930,319	$605,392

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Consolidated Statements of Stockholders’ Equity
(Expressed in United States Dollars)
(Restated – see note 24)

						Accumulated
			Additional	Appropriated	Unappropriated	Other	Total
	Common stock		Paid-in	Retained	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balance as at December 31, 2008	6,577,551	$6,578	$1,477,562	$680,702	$5,242,252	$404,565	$7,811,659
Capital contribution (note 16(f))	—	—	4,385,644	—	—	—	4,385,644
Imputed interest expense	—	—	5,142	—	—	—	5,142
Appropriation of statutory reserves (note 21)	—	—	—	461,582	(461,582)	—	—
Net income for the year	—	—	—	—	2,489,323	—	2,489,323
Foreign currency translation adjustment for the year	—	—	—	—	—	23,120	23,120

Balance as at December 31, 2009	6,577,551	6,578	5,868,348	1,142,284	7,269,993	427,685	14,714,888

Capital contribution (notes 1(a) and 12)	2,905,392	2,905	3,955,061	—	—	—	3,957,966
Buy-back and retirement of treasury shares	(145,000)	(145)	—	—	(299,855)	—	(300,000)
Share issuance pursuant to recapitalization (note 1(a))	527,090	527	(527)	—	—	—	—
Discount on note payable (note 14(b))	—	—	42,061	—	—	—	42,061
Imputed interest expense	—	—	273,290	—	—	—	273,290
Stock based compensation expense (note 16(e))	—	—	2,081,122	—	—	—	2,081,122
Appropriation of statutory reserves (note 21)	—	—	—	211,628	(211,628)	—	—
Net income for the year	—	—	—	—	3,395,524	—	3,395,524
Foreign currency translation adjustment for the year	—	—	—	—	—	722,669	722,669

Balance as at December 31, 2010	9,865,033	$9,865	$12,219,355	$1,353,912	$10,154,034	$1,150,354	$24,887,520

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

In the Reverse Merger Transaction, Dynamic Ally’s shareholders exchanged all 10,000 issued and outstanding shares of Dynamic Ally for 6,577,551 newly issued shares of common stock of the Company. The exchange ratio used in the Reverse Merger Transaction was one share of Dynamic Ally for every 657.7551 shares of the Company. Upon completion of the Reverse Merger Transaction, Dynamic Ally became the Company’s wholly-owned subsidiary.

Dynamic Ally owns 100% of Ningguo, which is a wholly foreign owned enterprise (“WFOE”) under the laws of the People’s Republic of China (“China” or the “PRC”). On May 26, 2010, Ningguo entered into a series of contractual agreements with Taiyang, which effectively give Ningguo control over the operations of Taiyang. The agreements include (i) a Consulting Services Agreement whereby Ninnguo has the exclusive right to provide to Taiyang general services related to the current and proposed operations of Taiyang’s business, (ii) an Operating Agreement whereby Ninnguo provides guidance and instructions on Taiyang’s daily operations, financial management and employment issues, (iii) an Equity Pledge Agreement whereby the Taiyang shareholders pledged all of their equity interests in Taiyang to Ninnguo to guarantee Taiyang’s performance of its obligations under the Consulting Services Agreement, (iv) an Option Agreement, whereby the Taiyang shareholders irrevocably granted Ninnguo or its designated person an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Taiyang for the cost of the initial contributions to the registered capital, which is the amount of capital registered with the PRC government (“Registered Capital”) or the minimum amount of consideration permitted by applicable Chinese law, and (v) a Voting Rights Proxy Agreement, whereby Taiyang shareholders agreed to entrust all the rights to exercise their voting power to designee(s) of Ninnguo.

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

Effective January 20, 2011, the Company changed its name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.”

The Company, through its VIE arrangement with Taiyang, raises, processes and markets ducks and duck related food products through three business lines:

•	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and for processing by the Food Unit

•	Feed Unit – produces duck feed for internal use and external sale

•	Food Unit – processes ducklings into frozen raw food product for commercial resale.

On March 1, 2010, the Company issued unsecured debentures in the aggregate principal amount of $650,000 to 11 investors. The Company received net proceeds of $555,000, which were designated to pay legal, accounting, and other costs associated with the Reverse Merger Transaction and related financing. The debentures bore interest at a rate of 15% per annum, and matured on September 30, 2010. The debentures were convertible, at the sole option of the holder, into shares of the Company at a price equal to a 25% discount to the price of any new financing. Each debenture holder was also to receive the equivalent of one share of the public entity for each dollar invested in the debenture. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of the Company, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash. Dynamic Ally also issued 988 additional ordinary shares to the holders as prescribed by the debentures prior to the closing of the Reverse Merger Transaction (see note 14(c)).

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

2.	Significant accounting policies (continued):

	(a)	Basis of presentation (continued):

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

2.	Significant accounting policies (continued):

	(c)	Risks of doing business in China (continued):

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

Pursuant to PRC law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multiemployer pension plan. The Company is required to contribute a portion of the employees’ salaries to the retirement benefit scheme to fund the benefits, which are charged to operations as incurred. The government reserves the right to change rates retroactively, which may result in a contingent liability being recorded for previous years. Amounts contributed to the retirement benefit scheme for the years ended December 31, 2010 and 2009 were $21,518 and $22,089, respectively.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 820, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

During December 2010, the Company made a loan in the amount of $907,468 to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,268,673 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through December 31, 2010, such interest amounted to $50,576. In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008. Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the year ended December 31, 2010 (see note 18(b)). Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $3,263,568 and $1,646,397 during the years ended December 31, 2010 and 2009, respectively (see note 19(b)).

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

8.	Property, plant and equipment:

	(a)	Property, plant and equipment

As of December 31, 2010 and 2009, property, plant and equipment consisted of the following:

		Accumulated	Net book
As of December 31, 2010	Cost	depreciation	Value

Production equipment	$2,407,456	$(661,651)	$1,745,805
Transportation equipment	565,298	(98,330)	466,968
Office furniture and equipment	266,829	(62,207)	204,622
Building and building improvements	19,743,948	(1,666,181)	18,077,767

	$22,983,531	$(2,488,369)	$20,495,162

		Accumulated	Net book
As of December 31, 2009	Cost	depreciation	Value
	(Restated -	(Restated -	(Restated -
	See note 24)	See note 24)	See note 24)
Production equipment	$2,232,563	$(432,438)	$1,800,125
Transportation equipment	249,906	(63,089)	186,817
Office furniture and equipment	121,044	(53,116)	67,928
Building and building improvements	11,989,090	(1,080,321)	10,908,769

	$14,592,603	$(1,628,964)	$12,963,639

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

Land use rights are amortized over the life of the rights, which is generally 50 years, and are charged to general and administrative expense on the statement of operations. Amortization expense of land use rights was $239,465 and $225,064 during the years ended December 31, 2010 and 2009, respectively.

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

11.	Trade accounts payable and accrued liabilities:

As of December 31, 2010 and 2009, accounts payable and accrued liabilities were comprised of the following:

	2010	2009
	(Restated – see note 24)
Trade accounts payable	$1,933,520	$2,510,425
Accrued payroll	265,443	353,462
Accrued liquidated damages	562,746	—
Accrued interest expense	—	66,822
Accrued costs for construction in progress	—	1,366,062
Accrued professional services	55,564	208,750
Accrued taxes	596,120	—

	$3,413,393	$4,505,521

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of December 31, 2010, such accrued liquidated damages amounted to $562,746 (see note 17).

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

The warrants issued in the transaction contain a provision that in the event the Company effects a merger or consolidation, a sale of all or substantially all of its assets, or if any tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, and such transaction is (i) an all cash transaction, (ii) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Securities Exchange Act of 1934, or (ii) a transaction involving a person or entity not traded on a national securities exchange, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market, then the Company or any successor entity shall pay at the warrant holder’s option, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model.

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

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Nov. 10, 2010	Nov. 16, 2010	Dec. 31, 2010
Underlying share price	$2.03	$2.50	$2.50
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.86
Volatility	120.08%	120.80%	120.61%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	0.63%	0.79%	1.02%

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

Under the terms of the Registration Rights Agreement executed in connection with the November 2010 financing, the Company was required to have a registration statement filed with the SEC within 60 days after the first closing date (being January 9, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being May 9, 2011) with respect to 2,905,392 shares of common stock and 952,646 shares of common stock underlying warrants issued pursuant to the November 2010 financing. Under the terms of the Registration Rights Agreement executed in connection with the March 2011 financing, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares of common stock and 189,750 shares of common stock underlying warrants. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. Through December 31, 2010, such accrued liquidated damages amounted to $562,746, all of which relate to the November 2010 financing (see notes 11 and 17). This amount was charged to interest expense on the accompanying statement of operations in the year ended December, 31, 2010. The maximum amount of the liquidated damages is $562,746 related to the November 2010 financing and $115,000 related to the March 2011 financing. No liability has been recorded related to the March 2011 financing since the registration statement including the shares issued in March 2011 was filed before the prescribed date, and the required effectiveness date has not yet passed.

13.	Other accounts payable:

As of December 31, 2010 and 2009, other accounts payable and accrued liabilities were comprised of the following:

	2010	2009

Deposits from contract farmers - general	$1,088,536	$913,541
Deposits from contract farmers securing loans	2,769,291	2,348,915
Land use right payable	38,177	151,000
Construction project payable	351,642	466,833
Other payables and amounts due to unrelated parties	295,209	670,856

	$4,542,855	$4,551,145

Other payables and amounts due to unrelated parties are comprised of demand unsecured loans and other amounts payable to unrelated third parties not in the ordinary course of carrying out the Company’s principal business, on which imputed interest was charged in the amount of $107,859 and $5,142 in the years ended December 31, 2010 and 2009, respectively.

Deposits from contract farmers are comprised of advances from local farmers used by the Company feed raw materials and fund the incubation of new ducks that will be raised by the farmers on behalf of the Company. General deposits are made from the farmers’ working capital without any underlying loans. Deposits from contract farmers securing loans are advanced to the Company from the proceeds of loans taken by the farmers. These loans are guaranteed by the general credit of the Company. To ensure repayment of the loans, the Company requires that the farmers advance the amount of the loan to the Company to be held as a deposit against the loan. The deposits are then returned when the loans mature.

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

(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded as a reduction to the carrying value of the bank loan in a prior period. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $8,518 and $7,336 in the years ended December 31, 2010 and 2009, respectively. The carrying value of the loans as of December 31, 2010 and 2009 as shown in the table above was $66,763 and $56,117, respectively, comprised of face value of $93,469 and $90,388, respectively, net of unamortized discount of $26,706 and $34,271, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded as a reduction to the carrying value of the bank loan in the year ended December 31, 2010. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $1,941 and $5,268 in the year ended December 31, 2010. The carrying value of the loan as of December 31, 2010 as shown in the table above was $59,665, comprised of face value of $97,387, net of unamortized discount of $37,722. These loans are unsecured.

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

At inception, the Company recorded the debentures at a value of $555,000, being the face value of $650,000, less commissions paid of $95,000. The commissions were amortized over the life of the debentures to interest expense. The Company recorded an expense to amortize the commissions in the amount of $95,000 in the year ended December 31, 2010.

Prior to closing of the Reverse Merger Transaction, the Company assessed the fair value of the commitment to issue 650,000 shares of the newly formed public entity. The commitment was satisfied through the issuance of 988 ordinary shares of Dynamic Ally immediately prior to completion of the Reverse Merger Transaction, which were then exchanged for 650,000 common shares of the Company on closing of the Reverse Merger Transaction, at which time the commitment was satisfied in full. The Company recorded a charge to interest expense in the amount of $165,431 in the fourth quarter of 2010 to reflect the estimated fair value of the shares. The estimated fair value of the shares was calculated using a Capitalization of Earnings methodology, which falls under the “income approach” methodology of valuing assets and liabilities. Fair value under the Capitalization of Earnings methodology is derived by discounting the expected future income streams of the business by the expected rate of return of the business. This discounted present value methodology evolves into a capitalization of earnings method when the expected future income streams are constant. The Company believes this methodology best estimates fair value of the shares because the shares encompassed substantially lesser rights than shares sold by the Company in the November 2010 and March 2011 offerings, most notably lack of registration rights penalties and attached warrants, and therefore could not be valued using pricing from those offerings.

The debentures matured unpaid on September 30, 2010. Because of the default on repayment of the loan, the debentures plus accrued interest became immediately due and payable in cash on September 30, 2010, and the interest rate from September 30, 2010 until repayment increased from 15% to 20% per annum, calculated on a daily basis. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction and the Financing, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of Parkview and was recorded at the value of the shares on the conversion date, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash. No commitment remained as of December 31, 2010 related to the debentures.

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

	(f)	2009 capital contribution

Taiyang’s share capital is in the form of paid in capital, and is not issued in the form of unit shares, as is common in the PRC. During September 2009, a capital contribution in the amount of $4,385,644 was made as follows: Wu Qiyou contributed $4,210,218, Wu Qida contributed $87,713, and Chen Beihuang contributed $87,713.

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

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the years ended December 31, 2010 and 2009:

	2010	2009
	(Restated – see note 24)
Interest income	$(241,676)	$(73,680)
Interest expense	1,473,696	536,573
Bank fees	137,175	77,598
Liquidated damages	562,746	—
Amortization of debt discount	108,786	9,291
Imputed interest expense	273,290	5,142

	$2,314,017	$554,924

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of December 31, 2010, such accrued liquidated damages amounted to $562,746 (see note 11).

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

During the year ended December 31, 2010, the Company recognized a gain on the sale of the Sold Assets equal to the excess of the sale price over the carrying value of the Sold Assets on the date of the sale as follows:

Sale Price	$3,886,431

Less: carrying value of assets at sale date
Prepaid current assets	43,894
Construction in progress	2,302,441
Prepaid construction in progress	626,425
Prepaid land use rights	321,886
Property, plant and equipment	38,508
Accrued construction in progress	(324,597)
Net carrying value of asset group	3,008,557

Gain on disposal	$877,874

Additionally, the Asset Sale is subject to the following material terms and conditions:

•	The Company must assist the Buyer in transferring all property rights and licenses

•	The Company will provide basic training on production methods, and will turn over all procedures and technology information to the Buyer.

•	The Buyer can market the product under the Company’s name for a period of two years

•
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

In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008. Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the year ended December 31, 2010 (see note 4).

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

The Company utilizes ASC Topic 820 fair value measurement accounting guidance, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance also defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this standard contains three levels as follows:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company also has a derivative liability related warrants issued in November 2010 (see note 12). This derivative liability is valued using Level 2 of the fair value hierarchy. The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Nov. 10, 2010	Nov. 16, 2010	Dec. 31, 2010
Underlying share price	$2.03	$2.50	$2.50
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.86
Volatility	120.08%	120.80%	120.61%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	0.63%	0.79%	1.02%

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

The Company did not have any assets that were measured at fair value on a recurring basis. A summary of liabilities that were measured at fair value on a recurring basis is as follows:

	Level 1	Level 2	Level 3
December 31, 2010:
Discounted loans payable	$—	$126,428	$—
Derivative financial instruments	—	1,480,261	—

December 31, 2009:
Discounted loans payable	$—	$56,117	$—
Derivative financial instruments	—	—	—

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

19.	Financial instruments (continued):

	(a)	Fair value of financial instruments (continued):

Gains and losses from financial instruments are included in the statement of operations as follows:

	2010	2009

Interest expense, net	$13,786	$9,291
Loss on derivative financial instruments	(287,868)	—

	$(274,082)	$9,291

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

Parent is subject to United States income tax at a rate of 35%. No income tax expense was incurred in the United States in the years ended December 31, 2010 or 2009 as all income was generated in the PRC. Business activity in the United States consists primarily of professional service expenses related to the Company’s public listing and compliance.

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

The reconciliation between taxes computed by applying the statutory income tax rate of 10% applicable for 2010 applicable to the Company’s operations to income tax expense is:

	2010	2009
	(Restated – see note 24)
Income before income taxes	$4,098,622	$2,489,323

Income tax at statutory rate of 10% in 2010 and 0% in 2009	409,862	—
Tax on income earned prior to contractual agreements between Taiyang and Ningguo	(238,179)	—
Effect of increase in statutory rate to 25% subsequent to reverse merger	198,631
Non-deductible expenses	332,784	—

Income tax expense	$703,098	$—

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

The Company leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depends upon unknown future market and production factors, the amount of future commitment cannot be quantified. Rent expense for the years ended December 31, 2010 and 2009 was $51,398 and $30,986, respectively.

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

As of December 31, 2010 and 2009, the Company had outstanding deposits from contract farmers securing loans guaranteed by the Company in the amount of $2,769,291 and $2,248,915. These amounts are advanced to the Company from the proceeds of loans taken by the farmers. The loans taken by the farmers are guaranteed by the general credit of the Company. To ensure repayment of the loans by the farmers, the Company requires that the farmers advance the amount of the loan to the Company to be held as a deposit against the loan. The deposits are then returned when the loans mature.

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

As of December 31, 2010 and 2009, the Company had outstanding $4,268,057 and $2,816,943, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable and have no stated maturity date (see note 4). These loans, and other loans made by the Company during the years ended December 31, 2009 and 2010 that were repaid prior to the end of the respective reporting period, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules. The Company estimates the range of potential fines to be between approximately $340,000 and $1,015,000 based on the guidelines established by PRC General Lending Rules, but such fines are levied discretion of the People’s Bank of China. In the opinion of management and its legal counsel, the probability of the fine being imposed is low and accordingly no provision has been made in the consolidated financial statements.

For discussion of tax issues, see notes 20(a) and 20(b).

23.	Segmented and Geographical Information:

The Company is structured and evaluated by its board of directors and management into three distinct business lines:

	•	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Unit
	•	Feed Unit – produces duck feed for internal use and external sale
	•	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

23.	Segmented and Geographical Information (continued):

Results of operations for the year ended December 31, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
(Restated – see note 24)	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$12,592,738	$13,886,122	$15,206,128	$—	$41,684,988
Cost of goods sold (1)	8,932,591	11,074,257	12,514,626	—	32,521,474

Gross Profit	3,660,147	2,811,865	2,691,502	—	9,163,514

Sales and marketing expenses	45,919	—	—	—	45,919
General and administrative expenses (2)	1,878,920	42,110	137,457	3,042,187	5,100,674

Operating profit (loss)	$1,735,308	$2,769,755	$2,554,045	$(3,042,187)	$4,016,921

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

All of the Company’s assets are located in the PRC. The Company’s identifiable assets by business unit as of December 31, 2010 and 2009 were as follows:

			Food
	Breeding	Feed	Processing	Corporate
	Unit	Unit	Unit	Assets	Consolidated
	(Restated -	(Restated -	(Restated -	(Restated -	(Restated -
	See note 24)	See note 24)	See note 24)	See note 24)	See note 24)
As of December 31, 2010	$30,358,495	$10,715,090	$7,537,818	$5,326,750	$53,938,153

As of December 31, 2009	23,155,434	2,251,135	11,622,561	590,766	37,619,896

Interest, depreciation expense, and amortization of land use rights for the years ended December 31, 2010 and 2009 by business unit were:

				Food
		Breeding	Feed	Processing
(Restated – see note 24)	Year	Unit	Unit	Unit	Corporate	Consolidated

Interest expense	2010	$1,157,912	$260,462	$—	$895,643	$2,314,017
	2009	260,164	240,912	53,848	—	554,924
Depreciation	2010	599,878	56,062	322,407	—	978,347
expense	2009	218,166	61,166	237,449	—	516,781
Amortization of	2010	107,731	26,695	105,039	—	239,465
land use rights	2009	98,530	26,453	100,081	—	225,064

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

24.	Restatement of Financial Statements:

The Company has restated its financial statements as of December 31, 2010 and 2009, and for the years then ended, to account for certain areas as described below.

The accompanying financial statements reflect the following corrections:

a)
The Company incorrectly applied the provisions of ASC Topic 805-40, “Reverse Acquisitions” with respect to the following: (i) the combination, elimination, and restatement of the shareholders’ equity section of the Company’s balance sheet and the related statement of shareholders’ equity were not appropriately applied, and (ii) previously, the Company had reflected the operating results and financial positions of the Parent in periods prior to the Reverse Merger Transaction, whereas such results should not be reflected since Parent is the accounting acquiree.

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the year ended December 31, 2010, have been reclassified from interest income to additional paid-in capital to reflect the appropriate accounting.

c)
In the year ended December 31, 2010, the Company has recorded a charge of $165,431 to interest expense, with an offsetting adjustment to additional paid in capital, to reflect the fair value of 988 ordinary shares of Dynamic Ally that were issued to holders of convertible loans issued in March 2010 (see note 14(c)). The convertible loans were issued by Taiyang to fund the costs associated with the Reverse Merger Transaction, and provided that the Company should issue the equivalent of one share of common stock of the public entity for each dollar invested in the convertible loans.

d)
Liquidated damages in the amount of $562,746 related to the November 2010 financing should have been accrued as a contingent liability in the year ended December 31, 2010. This amount has been recorded as a charge to interest expense, and a credit to trade accounts payable and accrued expenses.

e)	In the year ended December 31, 2010, the Company has reclassified $95,000 amortization of a discount on convertible loans from general and administrative expense to interest expense.

f)	In the year ended December 31, 2010, the Company has recorded additional income tax expense of $198,631 resulting from termination of operating agreements between Ninnguo and Dynamic Ally.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

24.	Restatement of Financial Statements (continued):

These corrections resulted in adjustments to the following financial statement line items as of and for the years ended December 31, 2010 and 2009:

	As Previously Reported		Adjustments		As Restated
	2010	2009	2010	2009	2010	2009
Consolidated Balance Sheets
Cash and cash equivalents	1,930,319	611,635	—	(6,243)	1,930,319	605,392
Total current assets	15,339,143	7,856,730	—	(6,243)	15,339,143	7,850,487
Property, plant and equipment, net	20,495,162	12,964,713	—	(1,074)	20,495,162	12,963,639
Total assets	53,938,153	37,627,213	—	(7,317)	53,938,153	37,619,896
Trade accounts payable and accrued expenses	2,858,112	4,505,521	555,281	—	3,413,393	4,505,521
Income tax payable	504,467	—	198,631	—	703,098	—
Total current liabilities	17,280,671	20,655,011	753,912	—	18,034,583	20,655,011
Total liabilities	28,296,721	22,905,008	753,912	—	29,050,633	22,905,008
Common stock	9,865	510	—	6,068	9,865	6,578
Additional paid-in capital	4,119,015	145,550	8,100,340	5,722,798	12,219,355	5,868,348
Unappropriated retained earnings	19,007,402	13,006,176	(8,853,368)	(5,736,183)	10,154,034	7,269,993
Cumulative translation adjustment	1,151,238	427,685	(884)	—	1,150,354	427,685
Total equity	25,641,432	14,722,205	(753,912)	(7,317)	24,887,520	14,714,888
Total liabilities and stockholders’ equity	53,938,153	37,627,213	—	(7,317)	53,938,153	37,619,896

Consolidated Statements of Operations and Comprehensive Income
Revenues	41,688,738	28,859,699	(3,750)	—	41,684,988	28,859,699
Gross Profit	9,167,264	4,189,214	(3,750)	—	9,163,514	4,189,214
General and administrative expenses	5,249,205	1,347,787	(148,531)	—	5,100,674	1,347,787
Operating profit	3,872,140	2,786,002	144,781	—	4,016,921	2,786,002
Interest expense, net	(1,448,780)	(554,924)	(865,237)	—	(2,314,017)	(554,924)
Income before income taxes	4,819,078	2,489,323	(720,456)	—	4,098,622	2,489,323
Income tax expense	504,467	—	198,631	—	703,098	—
Net income for the year	4,314,611	2,489,323	(919,087)	—	3,395,524	2,489,323
Earnings per share - basic and diluted	$0.58	$0.35	$(0.13)	$0.03	$0.45	$0.38
Weighted average number of common shares outstanding - basic and diluted	7,480,698	7,068,823	—	(491,272)	7,480,698	6,577,551

Foreign currency translation adjustment	723,553	23,120	(884)	—	722,669	23,120
Comprehensive income	5,038,164	2,512,443	(919,971)	—	4,118,193	2,512,443

Consolidated Statements of Cash Flows
Net income for the year	4,314,611	2,489,323	(919,087)	—	3,395,524	2,489,323
Depreciation and amortization	1,218,886	741,845	(1,074)	—	1,217,812	741,845
Interest expense allocated to debt	174,585	14,433	(174,585)	(14,433)	—	—
Amortization of debt discount	—	—	108,786	9,291	108,786	9,291
Imputed interest expense	—	—	273,290	5,142	273,290	5,142
Trade accounts payable and accrued expenses	(1,746,954)	(10,137,045)	545,282	(256)	(1,201,672)	(10,137,301)
Income tax payable	504,467	—	198,631	—	703,098	—
Net cash provided by (used in) operating activities	2,165,752	(6,734,368)	31,243	(256)	2,196,995	(6,734,624)
Capital investment	4,635,374	4,385,388	(25,000)	256	4,610,374	4,385,644
Net cash provided by financing activities	7,976,559	9,350,577	(25,000)	256	7,951,559	9,350,833
Net increase in cash and cash equivalents	1,318,684	(87,671)	6,243	—	1,324,927	(87,671)
Cash and cash equivalents, beginning of period	611,635	699,306	(6,243)	(6,243)	605,392	693,063
Cash and cash equivalents, end of period	1,930,319	611,635	—	(6,243)	1,930,319	605,392

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

24.	Restatement of Financial Statements (continued):

	As Previously Reported		Adjustments		As Restated
	2010	2009	2010	2009	2010	2009

Consolidated Statements of Shareholders’ Equity
Number of Shares
Balance as at December 31, 2008	—	473,756	—	6,103,795	—	6,577,551
Capital contribution	—	36,667	—	(36,667)	—	—
Balance as at December 31, 2009	—	510,423	—	6,067,128	—	6,577,551
Capital contribution	2,922,059	—	(16,667)	—	2,905,392	—
Stock issued in connection with recapitalization	6,577,551	—	(6,050,461)	—	527,090	—

Common stock
Balance as at December 31, 2008	—	473	—	6,105	—	6,578
Capital contribution	—	37	—	(37)	—	—
Balance as at December 31, 2009	—	510	—	6,068	—	6,578
Capital contribution	2,922	—	(17)	—	2,905	—
Stock issued in connection with recapitalization	6,578	—	(6,051)	—	527	—

Additional paid-in capital
Balance as at December 31, 2008	—	90,587	—	1,386,975	—	1,477,562
Capital contribution	—	54,963	—	4,330,681	—	4,385,644
Imputed interest expense	—	—	—	5,142	—	5,142
Balance as at December 31, 2009	—	145,550	—	5,722,798	—	5,868,348
Capital contribution	3,980,043	—	(24,982)	—	3,955,061	—
Stock issued in connection with recapitalization	(6,578)	—	6,051	—	(527)	—
Discount on note payable	—	—	42,061	—	42,061	—
Imputed interest expense	—	—	273,290	—	273,290	—
Stock based compensation expense	—	—	2,081,122	—	2,081,122	—
Balance as at December 31, 2010	4,119,015	—	8,100,340	—	12,219,355	—

Unappropriated retained earnings
Balance as at December 31, 2008	—	10,978,435	—	(5,736,183)	—	5,242,252
Balance as at December 31, 2009	—	13,006,176	—	(5,736,183)	—	7,269,993
Capital contribution of subsidiary	10,000	—	(10,000)	—	—	—
Imputed interest expense	106,976	—	(106,976)	—	—	—
Stock based compensation expense	2,081,122	—	(2,081,122)	—	—	—
Net income for the year	4,314,611	—	(919,087)	—	3,395,524	—
Balance as at December 31, 2010	19,007,402	—	(8,853,368)	—	10,154,034	—

Cumulative translation adjustment
Foreign currency translation adjustment for the year	723,553	—	(884)	—	722,669	—
Balance as at December 31, 2010	1,151,238	—	(884)	—	1,150,354	—

Total equity
Balance as at December 31, 2008	—	12,154,762	—	(4,343,103)	—	7,811,659
Capital contribution	—	55,000	—	4,330,644	—	4,385,644
Imputed interest expense	—	—	—	5,142	—	5,142
Balance as at December 31, 2009	—	14,722,205	—	(7,317)	—	14,714,888
Capital contribution	3,982,965	—	(24,999)	—	3,957,966	—
Capital contribution of subsidiary	10,000	—	(10,000)	—	—	—
Discount on note payable	—	—	42,061	—	42,061	—
Imputed interest expense	106,976	—	166,314	—	273,290	—
Net income for the year	4,314,611	—	(919,087)	—	3,395,524	—
Foreign currency translation adjustment for the year	723,553	—	(884)	—	722,669	—
Balance as at December 31, 2010	25,641,432	—	(753,912)	—	24,887,520	—

The cumulative effect of the prior period adjustments on the opening retained earnings for fiscal year ended December 31, 2009 was $42,785. The effect on prior period net income was also $42,785, all of which related to fiscal years ended prior to December 31, 2008.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.) Notes to the Consolidated Financial Statements (Expressed in United States dollars) Years Ended December 31, 2010 and 2009

25.	Subsequent events:

	(a)	Name Change

On January 20, 2011, the Company changed its name from “The Parkview Group, Inc.” to “Anhui Taiyang Poultry Co., Inc.” to reflect the change in business resulting from the Reverse Merger Transaction.

	(b)	Financing

On March 7 and March 17, 2011, the Company completed the sale of an aggregate 575,000 shares of common stock to eight investors at a price of $2.00 per share for gross cash proceeds of $1,150,000. In connection with this financing, the Company also issued to the investors warrants to purchase 143,750 shares of common stock at an exercise price of $4.00 per share and a contractual term of three years, as well as 46,000 placement agent warrants with an exercise price of $4.00 and a contractual term of five years. The warrants have similar cash redemption features to the warrants issued in the Company’s November 2010 financing, and as such the warrants issued in March 2011 will be recorded as derivative liabilities at fair value. Changes in the fair value of the warrants will be charged or credited to income each period.

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

Under the terms of the Registration Rights Agreement, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares of common stock and 189,750 shares of common stock underlying warrants. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. The maximum amount of the liquidated damages that could be incurred is $115,000 related to the March 2011 financing. No liability has been recorded related to the March 2011 financing since the registration statement including the shares issued in March 2011 was filed before the prescribed date, and the required effectiveness date has not yet passed.

	(c)	Liquidated Damages

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the First Financing, the Company was required to file a registration statement including the shares issued in the First Financing no later than January 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. Through March 25, 2011, such accrued liquidated damages amounted to $562,746.

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

25.	Subsequent events (continued):

	(e)	Repayment of bank loans payable

Subsequent to December 31, 2010 and through March 31, 2011, the Company made repayment on bank loans payable totaling $4,507,093.