Form 10-Q/A
period 2011-03-31
ANHUI TAIYANG POULTRY CO INC
filed 2011-11-18
CIK 1394120

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 (the “Original Filing”) of Anhui Taiyang Poultry Co., Inc. (the “Company”), filed with the Securities and Exchange Commission on May 16, 2011, is to amend and restate the consolidated financial statements and related disclosures for the fiscal quarter ended March 31, 2011, reflecting the following:

a)
The Company incorrectly applied the provisions of ASC Topic 805-40, “Reverse Acquisitions” with respect to the following: (i) the combination, elimination, and restatement of the shareholders’ equity section of the Company’s balance sheet and the related statement of shareholders’ equity were not appropriately applied as of November 10, 2010, and (ii) previously, the Company had reflected the operating results and financial positions of the Parent in periods prior to the Reverse Merger Transaction, whereas such results should not be reflected since Parent is the accounting acquiree;

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the year ended December 31, 2010, were reclassified from interest income to additional paid-in capital in prior periods to reflect the appropriate accounting;

c)
The Company has restated its financial results for the year ended December 31, 2010, to record $165,431 to reflect the fair value of 988 ordinary shares of Dynamic Ally that were issued to holders of convertible loans issued in March 2010 (see note 14(c)) that should have been recorded as interest expense in the fourth fiscal quarter of 2010. The balances of additional paid in capital and unappropriated retained earnings as of March 31, 2011 and December 31, 2011 have been adjusted accordingly;

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

e)
The Company has restated its financial results for the year ended December 31, 2010, to record additional income tax expense of $198,631 resulting from termination of operating agreements between Ninnguo and Dynamic Ally. The balances of income tax payable and unappropriated retained earnings as of June 30, 2011 and December 31, 2011 have been adjusted accordingly;

f)
The Company has reclassified $13,380 in the three months ended March 31, 2010 from general and administrative expense to interest expense to properly reflect the amortization of a discount on convertible loans entered into in March 2010; and

g)
The Company has determined that there were additional deficiencies in its internal control over financial reporting that constitutes a material weakness, as discussed in Part I — Item 4 of the Amended Filing as a result of the above. A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Part I — Item 1. Consolidated Financial Statements;

●	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

●	Part I — Item 4. Controls and Procedures.

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

ANHUI TAIYANG POULTRY CO., INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Balance Sheets
(Expressed in United States Dollars)
(Restated, see Note 24)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,846,935	$1,930,319
Trade accounts receivable, net (note 3)	5,239,202	5,348,650
Loans receivable (note 4)	4,845,348	4,268,057
Inventories, net (note 5)	3,457,450	1,762,709
Prepaid and other current assets (note 6)	2,481,665	1,140,234
Proceeds receivable from sale of fertilizer plant (note 22(b))	916,017	889,174
Due from related parties (note 7)	559,316	—
Total current assets	19,345,933	15,339,143

Construction in progress (note 8)	5,292,833	5,634,476
Property, plant and equipment, net (note 8)	20,567,502	20,495,162
Land use rights (note 9)	10,755,670	10,660,988
Other long term assets (note 10)	2,631,242	1,808,384
Total assets	$58,593,180	$53,938,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$3,791,715	$3,413,393
Income tax payable (note 20)	1,082,903	703,098
Derivative financial instruments (note 12)	893,769	1,480,261
Other accounts payable (note 13)	4,732,054	4,542,855
Due to related parties (note 7)	—	30,249
Loans payable, current portion (note 14)	9,465,504	7,864,727
Total current liabilities	19,965,945	18,034,583

Loans payable, long term portion (note 14)	11,124,305	11,016,050
Total liabilities	31,090,250	29,050,633
Commitments and contingencies (note 22)
Subsequent events (note 25)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 10,440,033 and 9,865,033 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively (note 16)	10,440	9,865
Additional paid-in capital	12,914,779	12,219,355
Appropriated retained earnings (note 21)	1,353,912	1,353,912
Unappropriated retained earnings	11,841,356	10,154,034
Cumulative translation adjustment	1,382,443	1,150,354
Total equity	27,502,930	24,887,520

Total liabilities and stockholders’ equity	$58,593,180	$53,938,153

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)
(Unaudited)
(Restated, see Note 24)

	Three months ended March 31,
	2011	2010

Revenues (notes 4 and 19(b))	$5,514,850	$7,685,202
Cost of goods sold (note 7)	3,184,372	6,175,518

Gross Profit	2,330,478	1,509,684

Sales and marketing expenses	6,837	10,200
General and administrative expenses	1,058,454	666,222

Operating profit	1,265,187	833,262

Gain on change in fair value of derivative financial instruments (note 12)	909,993	—
Other income (note 18)	174,013	—
Subsidy income (note 15)	46,187	35,015
Interest expense, net (note 17)	(328,253)	(396,545)

Income before income taxes	2,067,127	471,732
Income tax expense (note 20)	379,805	—

Net income	$1,687,322	$471,732

Comprehensive income:
Net income	$1,687,322	$471,732
Foreign currency translation adjustment	232,089	2,390

Comprehensive income	$1,919,411	$474,122

Earnings per share:
Basic and diluted (note 16)	$0.17	$0.07

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	9,902,088	6,577,551

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)
(Restated, see Note 24)

	Three months ended March 31,
	2011	2010
Cash provided (used for):
Operating activities:
Net income for the period	$1,687,322	$471,732
Items not affecting cash:
Depreciation and amortization	364,598	238,845
Amortization of debt discount	4,473	15,338
Imputed interest expense	—	8,657
Gain on change in fair value of derivative	(909,993)	—
Changes in non-cash working capital:
Trade accounts receivable	159,315	(1,891,966)
Inventories	(1,672,723)	(749,484)
Prepaid and other current assets	(1,327,549)	(137,247)
Due from related parties	(557,512)	137,621
Trade accounts payable and accrued expenses	637,105	(1,230,964)
Income tax payable	379,805	—
Due to related parties	(30,435)	—
Net cash provided by (used in) operating activities	(1,265,594)	(3,137,468)

Investing activities:
Cash proceeds from sale of fertilizer plant	(18,407)	—
Deposits against equipment and land use rights	(454,766)	(1,460,579)
Capitalized interest expense	(77,355)	(63,309)
Purchase of property and equipment	(399,820)	(472,828)
Net cash used in investing activities	(950,348)	(1,996,716)

Financing activities:
Repayments received (net of advances made) pursuant to loans receivable	(535,354)	788,780
Advances received (net of repayments made) pursuant to loans payable	145,934	1,347,228
Borrowings under bank loans payable	6,056,640	4,498,583
Repayments under bank loans payable	(4,534,871)	(2,307,715)
Borrowing under convertible loans payable	—	555,000
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	—
Net cash provided by financing activities	2,151,849	4,881,876

Effect of exchange rate difference on cash and cash equivalents	(19,291)	(1,567)

Net increase in cash and cash equivalents	(83,384)	(253,875)

Cash and cash equivalents, beginning of period	1,930,319	605,392

Cash and cash equivalents, end of period	$1,846,935	$351,517

Supplementary information:
Interest and finance charges paid	$724,402	$427,265
Fair value of shares allocated to warrant derivative at financing inception	323,501	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Shareholders’ Equity
(Expressed in United States Dollars)
(Restated, see Note 24)

			Additional	Appropriated	Unappropriated	Cumulative	Total
	Common stock		Paid-in	Retained	Retained	Translation	Shareholders’
	Shares	Amount	Capital	Earnings	Earnings	Adjustment	Equity

Balance as at December 31, 2010 (audited)	9,865,033	$9,865	$12,219,355	$1,353,912	$10,154,034	$1,150,354	$24,887,520
Capital contribution (notes 1(a) and 12)	575,000	575	695,424	—	—	—	695,999

Net income for the year	—	—	—	—	1,687,322	—	1,687,322

Foreign currency translation adjustment for the year	—	—	—	—	—	232,089	232,089

Balance as at March 31, 2011 (unaudited)	10,440,033	$10,440	$12,914,779	$1,353,912	$11,841,356	$1,382,443	$27,502,930

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

The Company’s unaudited interim consolidated financial statements have been prepared in conformity with US GAAP and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting using the same accounting principles that were used in the preparation of the company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be reported for the full year. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K. The consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

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

Pursuant to PRC law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multiemployer pension plan. The Company is required to contribute a portion of the employees’ salaries to the retirement benefit scheme to fund the benefits, which are charged to operations as incurred. The government reserves the right to change rates retroactively, which may result in a contingent liability being recorded for previous years. Amounts contributed to the retirement benefit scheme for the three months ended March 31, 2011 and 2010 were $17,298 and $14,557, respectively.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

2.	Significant accounting policies (continued):

	(t)	Fair value of financial assets and liabilities (continued):

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company has determined that the changes to the accounting standards required by the update do not have a material effect on the Company’s financial position or results of operations.

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

During December 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $916,017 and $907,468 as of March 31, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through March 31, 2011, such interest amounted to $65,536. In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008. Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in second fiscal quarter of 2010. Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $1,494,225 and $416,654 during the three months ended March 31, 2011 and 2010, respectively (see note 22(b)).

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

11.	Trade accounts payable and accrued liabilities (restated, see note 24):

As of March 31, 2011 and December 31, 2010, accounts payable and accrued liabilities were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts payable	$2,278,363	$1,933,520
Accrued payroll	280,921	265,443
Accrued liquidated damages	562,746	562,746
Accrued professional services	40,000	55,564
Accrued taxes	629,685	596,120

	$3,791,715	$3,413,393

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the First Financing, the Company was required to file a registration statement including the shares issued in the First Financing no later than January 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of March 31, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746.

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

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Mar. 7, 2011	Mar. 17, 2011	Mar. 31, 2011
Underlying stock price	$2.80	$2.80	$1.50
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.94
Volatility	110.83%	119.39%	122.25%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	1.29%

Since the Company’s common stock has limited trading history, the Company estimated volatility using historical volatility of comparable companies in the industry. The underlying stock price at December 31, 2010 was $2.50. For the risk-free rates of return, the Company used the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants.

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

Under the terms of the Registration Rights Agreement executed in connection with the November 2010 financing, the Company was required to have a registration statement filed with the SEC within 60 days after the first closing date (being January 9, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being May 9, 2011) with respect to 2,905,392 shares of common stock and 952,646 shares of common stock underlying warrants issued pursuant to the November 2010 financing. Under the terms of the Registration Rights Agreement executed in connection with the March 2011 financing, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares of common stock and 189,750 shares of common stock underlying warrants. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. Through March 31, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746, all of which relate to the November 2010 financing (see note 11). This amount was charged to interest expense on the statement of operations in the year ended December, 31, 2010. The maximum amount of the liquidated damages is $562,746 related to the November 2010 financing and $115,000 related to the March 2011 financing. No liability has been recorded related to the March 2011 financing since the registration statement including the shares issued in March 2011 was filed before the prescribed date, and the required effectiveness date has not yet passed.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

13.	Other accounts payable:

As of March 31, 2011 and December 31, 2010, other accounts payable and accrued liabilities were comprised of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Deposits from contract farmers - general	$1,011,923	$1,088,536
Deposits from contract farmers securing loans	3,027,434	2,769,291
Land use right payable	38,537	38,177
Construction project payable	360,298	351,642
Other payables and amounts due to unrelated parties	293,862	295,209

	$4,732,054	$4,542,855

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

______________________
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

__________________________
(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded as a reduction to the carrying value of the bank loan. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $2,363 and $1,975 in the three months ended March 31, 2011 and 2010, respectively. The carrying value of the loans as of March 31, 2011 and December 31, 2010 as shown in the table above was $69,763 and $66,763, respectively, comprised of face value of $94,350 and $93,469, respectively, net of unamortized discount of $24,587 and $26,706, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded as a reduction to the carrying value of the bank loan. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $2,110 and $Nil in the three months ended March 31, 2011 and 2010, respectively. The carrying value of the loan as of March 31, 2011 and December 31, 2010 as shown in the table above was $62,344 and $59,665, respectively, comprised of face value of $98,304 and $97,387, respectively, net of unamortized discount of $35,960 and $37,722, respectively. These loans are unsecured.

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

The debentures matured unpaid on September 30, 2010. Because of the default on repayment of the loan, the debentures plus accrued interest became immediately due and payable in cash on September 30, 2010, and the interest rate from September 30, 2010 until repayment increased from 15% to 20% per annum, calculated on a daily basis. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction and the Financing, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of Parkview and was recorded at the value of the shares on the conversion date, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash. No commitment remained as of March 31, 2011 or December 31, 2010 related to the debentures.

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

As of March 31, 2011, the Company had 1,142,396 warrants outstanding. Each warrant entitles the holder to purchase one (1) share of the Company’s common stock at an exercise price of $4.00 per share, have a term of 3-5 years, and are subject to a call provision if the closing bid price of the Company’s common stock equals or exceeds $8.00 per share for five consecutive trading days, subject to the Company’s common stock being traded on either the New York Stock Exchange, Nasdaq or NYSE Amex and there being an effective registration statement for the resale of the shares of common stock underlying the warrants. The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each reporting period (see note 12).

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

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(75,877)	$(693)
Interest expense	368,540	329,639
Bank fees	31,117	43,605
Amortization of debt discount	4,473	15,338
Imputed interest expense	—	8,656

	$328,253	$396,545

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

The Company also has a derivative liability related warrants issued in November 2010 and March 2011 (see note 12). This derivative liability is valued using Level 2 of the fair value hierarchy. The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Mar. 7, 2011	Mar. 17, 2011	Mar. 31, 2011
Underlying stock price	$2.80	$2.80	$1.50
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.94
Volatility	110.83%	119.39%	122.25%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	1.29%

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

The change in fair value of the warrants is recognized in the statement of operations each period. During the three months ended March 31, 2011, the change in fair value was as follows:

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

The Company did not have any assets that were measured at fair value on a recurring basis. A summary of liabilities that were measured at fair value on a recurring basis is as follows:

	Level 1	Level 2	Level 3
March 31, 2011
Discounted loans payable	$—	$132,107	$—
Derivative financial instruments	—	893,769	—

December 31, 2010:
Discounted loans payable	$—	$126,428	$—
Derivative financial instruments	—	1,480,261	—

Gains and losses from financial instruments are included in the statement of operations as follows:

	2010	2009

Interest expense, net	$(4,473)	$(1,975)
Gain on derivative financial instruments	909,993	—

	$905,520	$(1,975)

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

Parent is subject to United States income tax at a rate of 35%. No income tax expense was incurred in the United States in the three months ended March 31, 2011 or 2010 as all income was generated in the PRC. Business activity in the United States consists primarily of professional service expenses related to the Company’s public listing and compliance.

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

The reconciliation between taxes computed by applying the statutory income tax rate of 25% applicable to the Company’s operations to income tax expense is:

	2011	2010

Income before income taxes	$2,067,127	$471,732

Income tax at statutory rate of 25% in 2011 and 0% in 2010	516,782	—
Non-taxable gain on derivative financial instruments	(227,498)	—
Non-deductible expenses	90,521	—

Income tax expense	$379,805	$—

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

The Company leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depends upon unknown future market and production factors, the amount of future commitment cannot be quantified. Rent expense for the three months ended March 31, 2011 and 2010 was $13,307 and $11,425, respectively.

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

As of March 31, 2011 and December 31, 2010, the Company had outstanding deposits from contract farmers securing loans in the amount of $3,027,435 and $2,769,291, respectively. These amounts are advanced to the Company from the proceeds of loans taken by the farmers. The loans taken by the farmers are guaranteed by the general credit of the Company. To ensure repayment of the loans by the farmers, the Company requires that the farmers advance the amount of the loan to the Company to be held as a deposit against the loan. The deposits are then returned when the loans mature.

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

For discussion of tax issues, see notes 20(a) and 20(b).

23.	Segmented and Geographical Information (restated, see note 24):

The Company is structured and evaluated by its board of directors and management into three distinct business lines:

	●	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Unit
	●	Feed Unit – produces duck feed for internal use and external sale
	●	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (restated, see note 24) (continued):

Results of operations for the three months ended March 31, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$4,773,781	$82	$740,987	$—	$5,514,850
Cost of goods sold (1)	2,514,115	74	670,183	—	3,184,372

Gross Profit	2,259,666	8	70,804	—	2,330,478

Sales and marketing expenses	6,837	—	—	—	6,837
General and administrative expenses (2)	531,922	40,261	135,927	350,344	1,058,454

Operating profit (loss)	$1,720,907	$(40,253)	$(65,123)	$(350,344)	$1,265,187

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended March 31, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $2,958,936, and the Breeding Unit made sales of ducks to the Food Unit totaling $11,682. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the three months ended March 31, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$1,302,742	$54,543	$6,327,917	$—	$7,685,202
Cost of goods sold (1)	835,441	39,142	5,300,935	—	6,175,518

Gross Profit	467,301	15,401	1,026,982	—	1,509,684

Sales and marketing expenses	10,200	—	—	—	10,200
General and administrative expenses (2)	320,138	11,755	27,274	307,055	666,222

Operating profit (loss)	$136,963	$3,646	$999,708	$(307,055)	$833,262

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended March 31, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $3,373,915, and the Breeding Unit made sales of ducks to the Food Unit totaling $71,211. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects expenses associated with the Reverse Merger Transaction and legal, accounting, and other compliance costs shared amongst the business units

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (restated, see note 24) (continued):

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

23.	Segmented and Geographical Information (restated, see note 24) (continued):

Interest, depreciation expense, and amortization of land use rights for the three months ended March 31, 2011 and 2010 by business unit were:

				Food
		Breeding	Feed	Processing
	Year	Unit	Unit	Unit	Corporate	Consolidated

Interest expense	2011	$252,187	$75,832	$—	$234	$328,253
	2010	322,274	66,257	—	8,014	396,545
Depreciation	2011	211,286	12,470	84,139	—	307,895
expense	2010	126,001	14,509	63,763	—	204,273
Amortization of	2011	28,101	2,555	26,047	—	56,703
land use rights	2010	9,374	160	25,038	—	34,572

24.	Restatement of Financial Statements:

The Company has restated its financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010, to account for certain areas as described below.

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

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the year ended December 31, 2010, were reclassified from interest income to additional paid-in capital in prior periods to reflect the appropriate accounting.

c)
The Company has restated its financial results for the year ended December 31, 2010, to record $165,431 to reflect the fair value of 988 ordinary shares of Dynamic Ally that were issued to holders of convertible loans issued in March 2010 (see note 14(c)) that should have been recorded as interest expense in the fourth fiscal quarter of 2010. The balances of additional paid in capital and unappropriated retained earnings as of March 31, 2011 and December 31, 2011 have been adjusted accordingly.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

24.	Restatement of Financial Statements (continued):

e)
The Company has restated its financial results for the year ended December 31, 2010, to record additional income tax expense of $198,631 resulting from termination of operating agreements between Ninnguo and Dynamic Ally. The balances of income tax payable and unappropriated retained earnings as of June 30, 2011 and December 31, 2011 have been adjusted accordingly.

f)
The Company has reclassified $13,380 in the three months ended March 31, 2010 from general and administrative expense to interest expense to properly reflect the amortization of a discount on convertible loans entered into in March 2010.

These corrections resulted in adjustments to the following financial statement line items as of March 31, 2011 and December 31, 2010, and for the three month periods ended March 31, 2011 and 2010:

	As Previously Reported		Adjustments		As Restated
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2011	2010	2011	2010	2011	2010
	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
Consolidated Balance Sheets
Trade accounts payable and accrued expenses	$3,477,661	$2,858,112	$314,054	$555,281	$3,791,715	$3,413,393
Income tax payable	884,272	504,467	198,631	198,631	1,082,903	703,098
Total current liabilities	19,453,260	17,280,671	512,685	753,912	19,965,945	18,034,583
Total liabilities	30,577,565	28,296,721	512,685	753,912	31,090,250	29,050,633
Additional paid-in capital	4,814,439	4,119,015	8,100,340	8,100,340	12,914,779	12,219,355
Unappropriated retained earnings	20,453,497	19,007,402	(8,612,141)	(8,853,368)	11,841,356	10,154,034
Cumulative translation adjustment	1,383,327	1,151,238	(884)	(884)	1,382,443	1,150,354
Total equity	28,015,615	25,641,432	(512,685)	(753,912)	27,502,930	24,887,520

Consolidated Statements of Operations and Comprehensive Income
Revenues	$5,514,850	$7,688,952	—	$(3,750)	$5,514,850	$7,685,202
Gross Profit	2,330,478	1,513,434	—	(3,750)	2,330,478	1,509,684
General and administrative expenses	1,058,454	694,750	—	(28,528)	1,058,454	666,222
Operating profit	1,265,187	808,484	—	24,778	1,265,187	833,262
Interest expense, net	(569,480)	(383,165)	241,227	(13,380)	(328,253)	(396,545)
Income before income taxes	1,825,900	460,334	241,227	11,398	2,067,127	471,732
Net income	1,446,095	460,334	241,227	11,398	1,687,322	471,732
Comprehensive income	1,678,184	462,724	241,227	11,398	1,919,411	474,122
Earnings per share - basic and diluted	0.15	0.06	0.02	0.01	0.17	0.07
Weighted average number of common shares outstanding: Basic and diluted	9,902,088	8,113,407	—	(1,535,856)	9,902,088	6,577,551

Consolidated Statements of Cash Flows
Net income for the period	1,446,095	460,334	241,227	11,398	1,687,322	471,732
Depreciation and amortization	364,598	238,930	—	(85)	364,598	238,845
Interest expense allocated to debt	4,473	23,995	(4,473)	(23,995)	—	—
Amortization of debt discount	—	—	4,473	15,338	4,473	15,338
Imputed interest expense	—	—	—	8,657	—	8,657
Trade accounts receivable	159,315	(1,895,716)	—	3,750	159,315	(1,891,966)
Trade accounts payable and accrued expenses	594,715	(1,226,876)	42,390	(4,088)	637,105	(1,230,964)
Net cash provided by (used in) operating activities	(1,549,211)	(3,148,443)	283,617	10,975	(1,265,594)	(3,137,468)
Deposits against equipment and land use rights	(854,202)	(1,460,579)	399,436	—	(454,766)	(1,460,579)
Purchase of property and equipment	283,233	(472,828)	(683,053)	—	(399,820)	(472,828)
Net cash used in investing activities	(666,731)	(1,996,716)	(283,617)	—	(950,348)	(1,996,716)
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	8,400	—	(8,400)	1,019,500	—
Net cash provided by financing activities	2,151,849	4,890,276	—	(8,400)	2,151,849	4,881,876
Net increase in cash and cash equivalents	(83,384)	(256,450)	—	2,575	(83,384)	(253,875)
Cash and cash equivalents, beginning of period	1,930,319	611,635	—	(6,243)	1,930,319	605,392
Cash and cash equivalents, end of period	1,846,935	355,185	—	(3,668)	1,846,935	351,517

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

24.	Restatement of Financial Statements (continued):

	As Previously Reported		Adjustments		As Restated
	2011	2010	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated Statements of Shareholders’ Equity
Number of Shares
Balance as at December 31, 2009 (audited)	—	510,423	—	6,067,128	—	6,577,551
Capital contribution	—	5,600	—	(5,600)	—	—
Balance as at March 31, 2010 (unaudited)	—	516,023	—	6,061,528	—	6,577,551

Common stock
Balance as at December 31, 2009 (audited)	—	510	—	6,068	—	6,578
Capital contribution	—	6	—	(6)	—	—
Balance as at March 31, 2010 (unaudited)	—	516	—	6,062	—	6,578

Additional paid-in capital
Balance as at December 31, 2009 (audited)	—	145,550	—	5,722,798	—	5,868,348
Capital contribution	—	8,394	—	(8,394)	—	—
Imputed interest expense	—	—	—	8,657	—	8,657
Balance as at March 31, 2010 (unaudited)	—	153,944	—	5,723,061	—	5,877,005

Balance as at December 31, 2010 (audited)	4,119,015	—	8,100,340	—	12,219,355	—
Balance as at March 31, 2011 (unaudited)	4,814,439	—	8,100,340	—	12,914,779	—

Unappropriated retained earnings
Balance as at December 31, 2009 (audited)	—	13,006,176	—	(5,736,183)	—	7,269,993
Capital contribution of subsidiary	—	10,000	—	(10,000)	—	—
Imputed interest expense	—	8,656	—	(8,656)	—	—
Net income for the year	—	460,334	—	11,398	—	471,732
Balance as at March 31, 2010 (unaudited)	—	13,485,166	—	(5,743,441)	—	7,741,725

Balance as at December 31, 2010 (audited)	19,007,402	—	(8,853,368)	—	10,154,034	—
Net income for the year	1,446,095	—	241,227	—	1,687,322	—
Balance as at March 31, 2011 (unaudited)	20,453,497	—	(8,612,141)	—	11,841,356	—

Cumulative translation adjustment
Balance as at December 31, 2010 (audited)	1,151,238	—	(884)	—	1,150,354	—
Balance as at March 31, 2011 (unaudited)	1,383,327	—	(884)	—	1,382,443	—

Total equity
Balance as at December 31, 2009 (audited)	—	14,722,205	—	(7,317)	—	14,714,888
Capital contribution	—	8,400	—	(8,400)	—	—
Capital contribution of subsidiary	—	10,000	—	(10,000)	—	—
Imputed interest expense	—	8,656	—	1	—	8,657
Net income for the year	—	460,334	—	11,398	—	471,732
Balance as at March 31, 2010 (unaudited)	—	15,211,985	—	(14,318)	—	15,197,667

Balance as at December 31, 2010 (audited)	25,641,432	—	(753,912)	—	24,887,520	—
Net income for the year	1,446,095	—	241,227	—	1,687,322	—
Balance as at March 31, 2011 (unaudited)	28,015,615	—	(512,685)	—	27,502,930	—

The cumulative effect of the prior period adjustments on the opening retained earnings as of December 31, 2010 was $1,011,654. The effect on prior period net income was also $1,011,654, of which $42,875 related to fiscal years ended prior to December 31, 2008, and $968,869 related to the year ended December 31, 2010.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three Months Ended March 31, 2011 and 2010

25.	Subsequent events:

	(a)	Collection of loans receivable

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $1,058,454 and $666,222, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the three months ended March 31, 2011 due to (i) bad debt reserve of $153,803 in the three months ended March 31, 2011, (ii) higher overhead costs in 2011 associated with corporate growth, and more staffing for the public transaction and post-transaction accounting and administrative requirements of $180,261, and (iii) business tax of $79,959 incurred in 2011, offset by lower public compliance costs in 2011 by $21,791 resulting from accounting, legal and other professional costs incurred in 2010 in preparation of becoming public.

Loss on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the three months ended March 31, 2011, we recognized income resulting from a decrease in the fair value of derivative financial instruments in the amount of $909,993. The gain is primarily a result of a decrease in our stock price from $2.50 at December 31, 2010 to $1.50 at March 31, 2011, resulting in a decrease in the fair value of derivative liabilities with an offsetting gain on the statement of operations.

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

Interest expense

Interest expense (net) for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(75,877)	$(693)
Interest expense	368,540	329,639
Bank fees	31,117	43,605
Amortization of debt discount	4,473	15,338
Imputed interest expense	—	8,656

	$328,253	$396,545

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

Net income

Net income for the three months ended March 31, 2011 and 2010 was $1,687,322 and $471,732, respectively. The higher income in 2011 was the result of (i) a gain on the change in fair value of derivative financial instruments in the amount of $909,993 in 2011, (ii) increased gross profit of $820,794 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, (iii) higher other income by $174,013 in 2011, resulting primarily from investment income earned on our investment in a local credit cooperative, and (iv) higher subsidy income by $11,172 in 2011, and (v) lower sales and marketing expense by $3,363 in 2011. These amounts were offset by (i) income tax expense of $379,805 in 2011 as a result of our contractual arrangements that came into effect in May 2010, (ii) higher general and administrative expenses by $392,232 in 2011, and (iii) higher interest expense by $68,292 in 2011.

Liquidity and Capital Resources

Capital Resources

As of March 31, 2011 and December 31, 2010, we had unrestricted cash balances of $1,846,935 and $1,930,319, respectively, and working capital deficiency of $620,012 and $2,695,440, respectively. The improvement in working capital from December 31, 2010 to March 31, 2011 was caused by completion of the financing for net cash proceeds of $1,019,500 during March 2011, as well as continued profitable operations in 2010 and 2011.

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

In addition to these financings, we have historically funded our operations through bank debt. During our fiscal year ended December 31, 2010 we were able to restructure a substantial portion of our bank debt from current to long term. Bank loans outstanding as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Loans payable, current portion	$9,465,504	$7,864,727
Loans payable, long term portion	11,124,305	11,016,050

	$20,589,809	$18,880,777

Our long term debt comes due as follows:

April 1 to December 31, 2012	$2,327,341
2013	5,375,893
2014	3,421,071

Cash Flow Statement

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net cash generated from (used in) operating activities	$(1,265,594)	$(3,137,468)
Net cash used in investing activities	(950,348)	(1,996,716)
Net cash provided by financing activities	2,151,849	4,881,876
Effect of exchange rate difference on cash and cash equivalents	(19,291)	(1,567)
Cash and cash equivalents, beginning of period	1,930,319	605,392
Cash and cash equivalents, end of period	1,846,935	351,517

Net cash used in operations in the three months ended March 31, 2011 and 2010 was $1,265,594 and $3,137,468, respectively. The decreased cash usage is due to increased net income from improved gross profit in the Breeding Unit. Additionally, our accounts payable and accrued expenses decreased as we paid down our trade payables from available cash. Offsetting these increases to cash was an increase in inventory purchases and prepaid expenses.

Net cash used in investing activities decreased to $950,348 in the three months ended March 31, 2011 from $1,996,716 in the three months ended March 31, 2010. We increased investment in our breeding infrastructure during three months ended March 31, 2010 in order to position our company to support rapid growth. We have invested heavily into duck farms 5, 6, 7 and 8 in order to support the capacity expansion. Expenditures were higher on these projects in 2010 than in 2011.

Net cash provided by financing activities was $2,151,849 in the three months ended March 31, 2011, as compared with $4,881,876 in the three months ended March 31, 2010. Repayments received (net of advances made) pursuant to loans receivable were ($535,354) in 2011, compared with $788,780 in 2010. Advances received (net of repayments made) pursuant to loans payable were $145,934 in 2011, as compared with $1,347,228 in 2010. Bank borrowings, net of repayments, were $1,521,769 in 2011 as compared with $2,190,868 in 2010. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction. We also received $1,019,500 from the March 2011 financing.

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

e)	We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest;

f)	The Company incorrectly applied certain provisions of ASC Topic 805-40, “Reverse Acquisitions”, which resulted in the restatement of its financial statements for the year ended December 31, 2010;

g)
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

j)
An accounting classification error resulting from discount amortization on convertible loans was not properly detected, resulting in an overstatement of general and administrative expense and an understatement of interest expense of like amounts. This resulted in the restatement of the Company’s financial statements for the year ended December 31, 2010; and

k)
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