Form 10-Q/A
period 2011-06-30
ANHUI TAIYANG POULTRY CO INC
filed 2011-11-21
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A (the “Amended Filing”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Original Filing”) of Anhui Taiyang Poultry Co., Inc. (the “Company”), filed with the Securities and Exchange Commission on August 15, 2011, is to:

a)
Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at June 30, 2011 and December 31, 2010, (ii) the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, (iii) the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, (iv) the consolidated statements of changes in equity for the six months ended June 30, 2011, and (v) the notes to the interim consolidated financial statements (tagged as blocks of text);

b)
Correct a typographical error on the statement of cash flows included in the Original Filing for the six months ended June 30, 2011. The change in “Trade accounts payable and accrued expenses” in the operating activities section for the six months ended June 30, 2011 was shown as cash inflow of 63,631, and should have been reflected as a cash outflow of (63,631). The parentheses were mistakenly omitted in the Original Filing. All other line items, subtotals and totals on the statement of cash flows were reflected properly in the Original Filing;

c)
The Company has restated its financial results for the year ended December 31, 2010, to record additional income tax expense of $198,631 resulting from termination of operating agreements between Ninnguo and Dynamic Ally. The balances of income tax payable and unappropriated retained earnings as of June 30, 2011 and December 31, 2011 have been adjusted accordingly;

d)
The Company has reclassified $53,967 in the six months ended June 30, 2010 and $40,587 in the three months ended June 30, 2010 from “General and administrative expenses” to “Interest expense” to properly reflect the amortization of a discount on convertible loans entered into in March 2010; and

e)
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

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ANHUI TAIYANG POULTRY CO., INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Balance Sheets
(Expressed in United States Dollars)
(Restated, see Note 24)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,397,822	$1,930,319
Trade accounts receivable, net (note 3)	5,716,531	5,348,650
Loans receivable (note 4)	3,356,965	4,268,057
Inventories, net (note 5)	2,575,775	1,762,709
Prepaid and other current assets (note 6)	2,732,035	1,140,234
Proceeds receivable from sale of fertilizer plant (note 22(b))	928,361	889,174
Total current assets	16,707,489	15,339,143

Construction in progress (note 8)	6,218,864	5,634,476
Property, plant and equipment, net (note 8)	20,322,578	20,495,162
Land use rights (note 9)	10,842,762	10,660,988
Other long term assets (note 10)	2,451,202	1,808,384
Total assets	$56,542,895	$53,938,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$3,421,613	$3,413,393
Income tax payable (note 20)	1,397,538	703,098
Derivative financial instruments (note 12)	1,367,862	1,480,261
Other accounts payable (note 13)	3,567,447	4,542,855
Due to related parties (note 7)	—	30,249
Loans payable, current portion (note 14)	7,272,165	7,864,727
Total current liabilities	17,026,625	18,034,583

Loans payable, long term portion (note 14)	11,278,984	11,016,050
Total liabilities	28,305,609	29,050,633
Commitments and contingencies (note 22)
Subsequent events (note 25)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 10,440,033 and 9,865,033 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (note 16)	10,440	9,865
Additional paid-in capital	12,914,779	12,219,355
Appropriated retained earnings (note 21)	1,353,912	1,353,912
Unappropriated retained earnings	12,221,279	10,154,034
Accumulated other comprehensive income	1,736,876	1,150,354
Total equity	28,237,286	24,887,520

Total liabilities and stockholders’ equity	$56,542,895	$53,938,153

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)
(Restated, see Note 24)
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Revenues (note 19(b))	$16,062,642	$19,646,570	$10,547,792	$11,961,368
Cost of goods sold (note 7)	11,464,920	16,221,751	8,280,548	10,046,233

Gross Profit	4,597,722	3,424,819	2,267,244	1,915,135

Sales and marketing expenses	17,550	22,860	10,713	12,660
General and administrative expenses	1,904,890	1,317,498	846,436	651,276

Operating profit	2,675,282	2,084,461	1,410,095	1,251,199

Gain (loss) on change in fair value of derivative financial instruments (note 12)	435,900	—	(474,093)	—
Other income (note 18)	225,844	1,772,121	51,831	1,772,121
Subsidy income (note 15)	122,481	108,543	76,294	73,528
Interest expense, net (note 17)	(697,822)	(901,976)	(369,569)	(505,431)

Income before income taxes	2,761,685	3,063,149	694,558	2,591,417
Income tax expense (note 20)	694,440	97,556	314,635	97,556

Net income	$2,067,245	$2,965,593	$379,923	$2,493,861

Comprehensive income:
Net income	$2,067,245	$2,965,593	$379,923	$2,493,861
Foreign currency translation adjustment	586,522	77,230	354,433	74,840

Comprehensive income	$2,653,767	$3,042,823	$734,356	$2,568,701

Earnings per share:
Basic and diluted (note 16)	$0.20	$0.45	$0.04	$0.38

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	10,228,845	6,577,551	10,440,033	6,577,551

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Restated, see Note 24)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash provided (used for):
Operating activities:
Net income for the period	$2,067,245	$2,965,593
Items not affecting cash:
Depreciation and amortization	753,593	469,489
Gain on sale of assets	(19,736)	(877,874)
Amortization of debt discount	9,210	59,645
Imputed interest expense	—	10,102
Gain on change in fair value of derivative financial instruments	(435,900)	—
Changes in non-cash working capital:
Trade accounts receivable	(242,167)	(2,345,448)
Inventories	(764,370)	(1,062,829)
Prepaid and other current assets	(1,551,235)	(913,125)
Due from related parties	—	391,295
Trade accounts payable and accrued expenses	(63,631)	(2,118,188)
Income tax payable	694,440	97,556
Due to related parties	(30,620)	—
Net cash provided by (used in) operating activities	416,829	(3,323,784)

Investing activities:
Cash proceeds from sale of fertilizer plant	(18,519)	2,048,371
Long term equity investment	—	(1,463,122)
Deposits against equipment and land use rights	(646,157)	(772,333)
Capitalized interest expense	(170,995)	(121,175)
Purchase of property and equipment	(584,578)	(2,644,147)
Net cash used in investing activities	(1,420,249)	(2,952,406)

Financing activities:
Repayments received (net of advances made) pursuant to loans receivable	998,757	(197,308)
Advances received (net of repayments made) pursuant to loans payable	(729,539)	1,222,671
Borrowings under bank loans payable	7,333,578	14,125,551
Repayments under bank loans payable	(8,099,088)	(8,178,852)
Borrowing under convertible loans payable	—	555,000
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	10,000
Net cash provided by financing activities	523,208	7,537,062

Effect of exchange rate difference on cash and cash equivalents	(52,285)	7,180

Net increase (decrease) in cash and cash equivalents	(532,497)	1,268,052

Cash and cash equivalents, beginning of period	1,930,319	605,392

Cash and cash equivalents, end of period	$1,397,822	$1,873,444

Supplementary information:
Interest and finance charges paid	$1,182,582	$921,083
Fair value of shares allocated to warrant derivative at financing inception	323,501	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Stockholders’ Equity
(Restated, see Note 24)
(Expressed in United States Dollars)

				Appro-	Unappro-	Accumulated	Total
			Additional	priated	priated	Other	Stock-
	Common stock		Paid-in	Retained	Retained	Comprehensive	holders’
	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balance as at December 31, 2010 (audited)	9,865,033	$9,865	$12,219,355	$1,353,912	$10,154,034	$1,150,354	$24,887,520
Capital contribution (notes 1(a) and 12)	575,000	575	695,424	—	—	—	695,999
Net income for the year	—	—	—	—	2,067,245	—	2,067,245
Foreign currency translation adjustment for the year	—	—	—	—	—	586,522	586,522

Balance as at June 30, 2011 (unaudited)	10,440,033	$10,440	$12,914,779	$1,353,912	$12,221,279	$1,736,876	$28,237,286

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

As of June 30, 2011 and December 31, 2010, the Company had outstanding $3,356,965 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable, and have no stated maturity date. Loans receivable activity during the six months ended June 30, 2011 and 2010 was:

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Beginning balance	$4,268,057	$2,816,943
Amounts loaned to third parties	8,325,268	4,185,992
Amounts collected from third parties	(9,324,024)	(3,988,471)
Change in allowance for doubtful accounts	—	(146)
Currency translation difference	87,664	12,521

Ending balance	$3,356,965	$3,026,839

During 2009, the Company made a loan to an unrelated third party, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During December 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $928,361 and $907,468 as of June 30, 2011 and December 31, 2010, respectively.  Jinyatai pledged its assets as partial collateral for a bank loan in the amount of $2,290,041 borrowed by the Company.  The loan receivable matured on January 7, 2011.  Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan.  Through June 30, 2011, such interest amounted to $79,941.  In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008.  Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the six months ended June 30, 2010.  Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $2,597,939 and $957,796 during the six months ended June 30, 2011 and 2010, respectively (see note 22(b)).

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

6.	Prepaid and other current assets (continued):

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

(c)	Construction in progress

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

Under the terms of the Registration Rights Agreement executed in connection with the November 2010 financing, the Company was required to have a registration statement filed with the SEC within 60 days after the first closing date (being January 9, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being May 9, 2011) with respect to 2,905,392 shares of common stock and 952,646 shares of common stock underlying warrants issued pursuant to the November 2010 financing.  Under the terms of the Registration Rights Agreement executed in connection with the March 2011 financing, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares of common stock and 189,750 shares of common stock underlying warrants.  The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective.  The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. Through June 30, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746, all of which relate to the November 2010 financing (see note 11).  This amount was charged to interest expense on the statement of operations in the year ended December, 31, 2010.  The maximum amount of the liquidated damages is $562,746 related to the November 2010 financing and $115,000 related to the March 2011 financing.  No liability has been recorded related to the March 2011 financing since the registration statement including the shares issued in March 2011 was filed before the prescribed date, and the required effectiveness date has not yet passed.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

14.	Loans payable (continued):

	(c)	Convertible loan (continued)

The debentures matured unpaid on September 30, 2010. Because of the default on repayment of the loan, the debentures plus accrued interest became immediately due and payable in cash on September 30, 2010, and the interest rate from September 30, 2010 until repayment increased from 15% to 20% per annum, calculated on a daily basis. On November 10, 2010, in connection with the closing of the Reverse Merger Transaction and the Financing, the notes were satisfied in full as follows: (i) principal in the amount of $549,984 was converted at the option of certain of the holders into 366,656 shares of common stock of Parkview and was recorded at the value of the shares on the conversion date, (ii) principal in the amount of $100,016 was repaid in cash, and (iii) interest of $72,493 was paid in cash. No commitment remained as of June 03, 2011 or December 31, 2010 related to the debentures.

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

16.	Share capital (continued):

	(e)	Financing transaction (continued)

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

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the three and six months ended June 30, 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited and restated – see note 24)	(unaudited)	(unaudited and restated – see note 24)
Interest income	$(142,405)	$(1,942)	$(66,528)	$(1,249)
Interest expense	771,520	717,930	402,980	388,653
Bank fees	59,497	116,241	28,380	72,636
Amortization of debt discount	9,210	59,645	4,737	43,945
Imputed interest expense	—	10,102	—	1,446

	$697,822	$901,976	$369,569	$505,431

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

In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008.  Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the six months ended June 30, 2010 (see note 4).

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

Parent is subject to United States income tax at a rate of 35%. No income tax expense was incurred in the United States in the six months ended June 30, 2011 or 2010 as all income was generated in the PRC. Business activity in the United States consists primarily of professional service expenses related to the Company’s public listing and compliance.

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

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the six months ended June 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
(Restated – see note 24)	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$3,596,858	$4,882,834	$11,166,878	$—	$19,646,570
Cost of goods sold (1)	3,032,994	3,941,108	9,247,649	—	16,221,751

Gross Profit	563,864	941,726	1,919,229	—	3,424,819

Sales and marketing expenses	22,860	—	—	—	22,860
General and administrative expenses (2)	593,035	23,178	55,825	645,460	1,317,498

Operating profit (loss)	$(52,031)	$918,548	$1,863,404	$(645,460)	$2,084,461

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

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the three months ended June 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
(Restated – see note 24)	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$2,294,116	$4,828,291	$4,838,961	$—	$11,961,368
Cost of goods sold (1)	2,197,553	3,901,966	3,946,714	—	10,046,233

Gross Profit	96,563	926,325	892,247	—	1,915,135

Sales and marketing expenses	12,660	—	—	—	12,660
General and administrative expenses (2)	272,897	11,423	28,551	338,405	651,276

Operating profit (loss)	$(188,994)	$914,902	$863,696	$(338,405)	$1,251,199

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Interest, depreciation expense, and amortization of land use rights for the three and six months ended June 30, 2011 and 2010 by business unit were:

				Food
		Breeding	Feed	Processing
(Restated – see note 24)	Year	Unit	Unit	Unit	Corporate	Consolidated
Six months ended June 30:
Interest expense	2011	$540,893	$156,403	$—	$526	$697,822
	2010	739,851	129,804	—	32,321	901,976
Depreciation expense	2011	431,141	27,792	180,362	—	639,295
	2010	207,790	29,043	143,664	—	380,497
Amortization of land use rights	2011	56,747	5,141	52,410	—	114,298
	2010	55,042	9,076	25,043	—	89,161

Three months ended June 30:
Interest expense	2011	$288,706	$80,571	$—	$292	$369,569
	2010	417,577	63,547	—	24,307	505,431
Depreciation expense	2011	219,855	15,322	96,223	—	331,400
	2010	81,705	14,534	79,901	—	176,140
Amortization of land use rights	2011	28,646	2,586	26,363	—	57,595
	2010	45,351	8,916	5	—	54,272

24.	Restatement of Financial Statements:

The Company has restated its prior period financial statements for the three and six month periods ended June 30, 2010 to account for certain areas as described below.

The accompanying financial statements reflect the following corrections:

a)
The Company has corrected a typographical error on the statement of cash flows included the six months ended June 30, 2011.  The change in “Trade accounts payable and accrued expenses” in the operating activities section for the six months ended June 30, 2011 was shown as cash inflow of 63,631, and should have been reflected as a cash outflow of (63,631).  All other line items, subtotals and totals on the statement of cash flows were reflected properly in the original filing.

b)
The Company has restated its financial results for the year ended December 31, 2010, to record $165,431 to reflect the fair value of 988 ordinary shares of Dynamic Ally that were issued to holders of convertible loans issued in March 2010 (see note 14(c)) that should have been recorded as interest expense in the fourth fiscal quarter of 2010. The balances of additional paid in capital and unappropriated retained earnings as of June 30, 2011 and December 31, 2011 have been adjusted accordingly.

c)
The Company has restated its financial results for the year ended December 31, 2010, to record additional income tax expense of $198,631 resulting from termination of operating agreements between Ninnguo and Dynamic Ally. The balances of income tax payable and unappropriated retained earnings as of June 30, 2011 and December 31, 2011 have been adjusted accordingly.

d)
The Company has reclassified $53,967 in the six months ended June 30, 2010 and $40,587 in the three months ended June 30, 2010 from general and administrative expense to interest expense to properly reflect the amortization of a discount on convertible loans entered into in March 2010.

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

f)
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

g)
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

h)	A correction of general and administrative expense in the amount of ($4,027) related to Dynamic Ally was recorded in the three and six months ended June 30, 2010.

i)
On the statement of cash flows, changes in loans receivable and other accounts payable were reclassified from cash flow from operating activities to cash flow from financing activities, and “Proceeds from issuance of convertible debentures” was presented separately from “Borrowing under bank loans payable.”

These corrections resulted in adjustments to the following financial statement line items for the three and six month periods ended June 30, 2010:

	Six months ended June 30, 2010			Three months ended June 30, 2010
	As Previously	Adjust-	As	As Previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Consolidated Statements of Operations and Comprehensive Income
General and administrative expenses	$1,324,147	$(6,649)	$1,317,498	$644,545	$6,731	$651,276
Operating profit	2,077,812	6,649	2,084,461	1,257,930	(6,731)	1,251,199
Interest expense, net	(805,948)	(96,028)	(901,976)	(422,783)	(82,648)	(505,431)
Income before income taxes	3,152,528	(89,379)	3,063,149	2,680,796	(89,379)	2,591,417
Income tax expense	—	97,556	97,556	—	97,556	97,556
Net income	3,152,528	(186,935)	2,965,593	2,680,796	(186,935)	2,493,861
Comprehensive income	3,229,758	(186,935)	3,042,823	2,755,636	(186,935)	2,568,701

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

24.	Restatement of Financial Statements (continued):

	Six months ended June 30, 2011			Six months ended June 30, 2010
	As			As
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Consolidated Statements of Cash Flows
Net income for the period				$3,152,528	$(186,935)	$2,965,593
Amortization of debt discount				—	59,645	59,645
Imputed interest expense				—	10,102	10,102
Interest expense allocated to debt				27,686	(27,686)	—
Other accounts receivable				(197,308)	197,308	—
Trade accounts payable and accrued expenses	63,631	(127,262)	(63,631)	(2,169,533)	51,345	(2,118,188)
Other accounts payable				1,222,671	(1,222,671)	—
Income tax payable				—	97,556	97,556
Net cash provided by (used in) operating activities				(2,302,448)	(1,021,336)	(3,323,784)
Repayments received (net of advances made) pursuant to loans receivable				—	(197,308)	(197,308)
Advances received (net of repayments made) pursuant to loans payable				—	1,222,671	1,222,671
Borrowings under bank loans payable				14,680,551	(555,000)	14,125,551
Borrowing under convertible loans payable				—	555,000	555,000
Capital investment, net of offering costs				—	10,000	10,000
Net cash provided by financing activities				6,501,699	1,035,363	7,537,062
Net increase in cash and cash equivalents				1,254,025	14,027	1,268,052
Cash and cash equivalents, end of period				1,859,417	14,027	1,873,444

	As of June 30, 2011			As of December 31, 2010
	As			As
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
Consolidated Balance Sheets
Trade accounts payable and accrued expenses	$3,421,613	$—	$3,421,613	$2,850,647	$562,746	$3,413,393
Income tax payable	1,198,907	198,631	1,397,538	504,467	198,631	703,098
Total current liabilities	16,827,994	198,631	17,026,625	17,273,206	761,377	18,034,583
Total liabilities	28,106,978	198,631	28,305,609	28,289,256	761,377	29,050,633
Unappropriated retained earnings	12,419,910	(198,631)	12,221,279	10,915,411	(761,377)	10,154,034
Total equity	28,435,917	(198,631)	28,237,286	25,648,897	(761,377)	24,887,520

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $1,904,890 and $1,317,498, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the six months ended June 30, 2011 due to increased wage and overhead costs associated with being public in 2011 of $366,427, higher bad debt expense on accounts receivable of $126,112, and higher business tax incurred in 2011 of $94,853 as a result of management fees earned by Ninnguo being taxable for the entire period in 2011 but only a partial period in 2010.

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

Interest expense

Interest expense (net) for the six months ended June 30, 2011 and 2010 was as follows:

	Six months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(142,405)	$(1,942)
Interest expense	771,520	717,930
Bank fees	59,497	116,241
Amortization of debt discount	9,210	59,645
Imputed interest expense	—	10,102

	$697,822	$901,976

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

Net income

Net income for the six months ended June 30, 2011 and 2010 was $2,067,245 and $2,965,593, respectively. The lower income in 2011 was the result of (i) other income of $1,772,121 in 2010 relating primarily to a gain on the sale of the Company’s fertilizer plant and the collection of a previously written off account receivable, (ii) higher general and administrative expenses in 2011 of $587,392, and (iii) higher income tax expense of $596,884 in 2011 as a result of our contractual arrangements that came into effect in May 2010. These amounts were offset by (i) increased gross profit of $1,172,903 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, (ii) a gain on the change in fair value of derivative financial instruments in the amount of $435,900 in 2011, and (iii) lower interest expense of $204,154 in 2011 relating to lower debt balances.

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

In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in the first fiscal quarter of 2011, then resumed sales in the second quarter of 2011. Sales to this ditrcituor have been historically volatile, and sales in the quarter ended June 30, 2011 were substantially lower than the same quarter of 2010. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $846,436 and $651,276, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the three months ended June 30, 2011 due to increased wage and overhead costs associated with being public in 2011 of $180,266 and higher business tax incurred in 2011 of $14,894 as a result of management fees earned by Ninnguo being taxable for the entire period in 2011 but only a partial period in 2010.

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

Interest expense

Interest expense (net) for the three months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(66,528)	$(1,249)
Interest expense	402,980	388,653
Bank fees	28,380	72,636
Amortization of debt discount	4,737	43,945
Imputed interest expense	—	1,446

	$369,569	$505,431

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

Net income

Net income for the three months ended June 30, 2011 and 2010 was $379,923 and $2,493,861, respectively. The lower income in 2011 was the result of (i) other income of $1,772,121 in 2010 relating primarily to a gain on the sale of the Company’s fertilizer plant and the collection of a previously written off account receivable, (ii) higher general and administrative expenses in 2011 of $195,160, (iii) higher income tax expense of $217,079 in 2011 as a result of our contractual arrangements that came into effect in May 2010, and (iv) a loss on the change in fair value of derivative financial instruments in the amount of $474,093 in 2011. These amounts were offset by (i) increased gross profit of $352,109 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks, and (ii) lower interest expense of $135,862 in 2011 relating to lower debt balances.

Liquidity and Capital Resources

Capital Resources

As of June 30, 2011 and December 31, 2010, we had unrestricted cash balances of $1,397,822 and $1,930,319, respectively, and working capital deficiency of $319,136 and $2,695,440, respectively. The improvement in working capital from December 31, 2010 to June 30, 2011 was caused by completion of the financing for net cash proceeds of $1,019,500 during March 2011, as well as continued profitable operations in 2010 and 2011.

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

ITEM 6.	EXHIBITS.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* -   The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHUI TAIYANG POULTRY CO., INC.

Date: November 21, 2011	By:	/s/ WU QIYOU
Wu Qiyou
Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2011	By:	/s/ DAVID DODGE
David Dodge
Chief Financial Officer (Principal Accounting Officer)