Form 10-Q
period 2011-09-30
ANHUI TAIYANG POULTRY CO INC
filed 2011-11-21
CIK 1394120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒

As of November 21, 2011, there were 10,440,033 shares of registrant’s common stock outstanding.

ANHUI TAIYANG POULTRY CO., INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Balance Sheets
(Expressed in United States Dollars)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$2,437,658	$1,930,319
Trade accounts receivable, net (note 3)	5,057,154	5,348,650
Loans receivable (note 4)	3,404,577	4,268,057
Inventories, net (note 5)	2,448,059	1,762,709
Prepaid and other current assets (note 6)	3,601,087	1,140,234
Proceeds receivable from sale of fertilizer plant, net (note 22(b))	469,594	889,174
Total current assets	17,418,129	15,339,143

Construction in progress (note 8)	6,394,979	5,634,476
Property, plant and equipment, net (note 8)	20,340,479	20,495,162
Land use rights (note 9)	10,910,777	10,660,988
Other long term assets (note 10)	2,719,055	1,808,384
Total assets	$57,783,419	$53,938,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable and accrued expenses (note 11)	$2,754,281	$3,413,393
Income tax payable (note 20)	1,260,548	703,098
Derivative financial instruments (note 12)	1,330,490	1,480,261
Other accounts payable (note 13)	2,350,178	4,542,855
Due to related parties (note 7)	128,823	30,249
Loans payable, current portion (note 14)	13,461,689	7,864,727
Total current liabilities	21,286,009	18,034,583

Loans payable, long term portion (note 14)	8,284,931	11,016,050
Total liabilities	29,570,940	29,050,633
Commitments and contingencies (note 22)
Subsequent events (note 25)

Stockholders’ equity
Common stock, par value $0.001, 75,000,000 shares authorized, 10,440,033 and 9,865,033 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (note 16)	10,440	9,865
Additional paid-in capital	12,914,779	12,219,355
Appropriated retained earnings (note 21)	1,353,912	1,353,912
Unappropriated retained earnings	11,899,515	10,154,034
Accumulated other comprehensive income	2,033,833	1,150,354
Total equity	28,212,479	24,887,520

Total liabilities and stockholders’ equity	$57,783,419	$53,938,153

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Operations and Comprehensive Income
(Expressed in United States Dollars)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
		(Restated - see note 24)		(Restated - see note 24)
Revenues (note 19(b))	$23,221,725	$30,756,737	$7,159,083	$11,110,167
Cost of goods sold (note 7)	16,732,445	24,606,466	5,267,525	8,384,715

Gross Profit	6,489,280	6,150,271	1,891,558	2,725,452

Sales and marketing expenses	28,631	33,683	11,081	10,823
General and administrative expenses	3,915,880	1,860,298	2,010,990	542,800

Operating profit	2,544,769	4,256,290	(130,513)	2,171,829

Gain on change in fair value of derivative financial instruments (note 12)	473,272	—	37,372	—
Other income (expense) (note 18)	195,854	1,777,530	(29,990)	5,409
Subsidy income (note 15)	130,738	108,835	8,257	292
Interest expense, net (note 17)	(1,041,702)	(1,461,683)	(343,880)	(559,707)

Income (loss) before income taxes	2,302,931	4,680,972	(458,754)	1,617,823
Income tax expense (benefit) (note 20)	557,450	267,294	(136,990)	169,738

Net income (loss)	$1,745,481	$4,413,678	$(321,764)	$1,448,085

Comprehensive income:
Net income (loss)	$1,745,481	$4,413,678	$(321,764)	$1,448,085
Foreign currency translation adjustment	883,479	411,040	296,957	333,810

Comprehensive income (loss)	$2,628,960	$4,824,718	$(24,807)	$1,781,895

Earnings (loss) per share:
Basic and diluted (note 16)	$0.17	$0.67	$(0.03)	$0.22

Weighted average number of common shares outstanding:
Basic and diluted (note 16)	10,300,015	6,577,551	10,440,033	6,577,551

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Nine months ended September 30,
	2011	2010
		(Restated - see note 24)
Cash provided by (used for):
Operating activities:
Net income for the period	$1,745,481	$4,413,678
Items not affecting cash:
Depreciation and amortization	1,135,924	765,777
Gain on sale of assets	(19,867)	(880,231)
Amortization of debt discount	14,235	104,455
Imputed interest expense	—	74,648
Gain on change in fair value of derivative financial instruments	(473,272)	—
Reserve against loans receivable	349,484	—
Reserve against fertilizer plant proceeds receivable	462,364	—
Changes in non-cash working capital:
Trade accounts receivable	471,083	(2,906,271)
Inventories	(614,134)	(723,952)
Prepaid and other current assets	(2,386,256)	(858,466)
Due from related parties	—	(428,022)
Trade accounts payable and accrued expenses	(750,218)	(2,038,873)
Income tax payable	557,450	267,294
Due to related parties	96,015	101,479
Net cash provided by (used for) operating activities	588,289	(2,108,484)

Investing activities:
Cash proceeds from sale of fertilizer plant	—	2,053,870
Long term equity investment	—	(1,467,050)
Deposits against equipment and land use rights	(886,043)	(3,001,705)
Capitalized interest expense	(281,573)	(169,901)
Purchase of property and equipment	(685,094)	(1,962,784)
Net cash used in investing activities	(1,852,710)	(4,547,570)

Financing activities:
Repayments received (net of advances made) pursuant to loans receivable	647,587	(1,581,559)
Advances received (net of repayments made) pursuant to loans payable	(1,973,884)	3,265,293
Borrowings under bank loans payable	14,317,860	18,574,624
Repayments under bank loans payable	(12,160,163)	(14,069,010)
Borrowing under convertible loans payable	—	555,000
Capital investment, net of offering costs of $130,500 in 2011 and $Nil in 2010	1,019,500	—
Net cash provided by financing activities	1,850,900	6,744,348

Effect of exchange rate difference on cash and cash equivalents	(79,140)	13,884

Net increase in cash and cash equivalents	507,339	102,178

Cash and cash equivalents, beginning of period	1,930,319	605,392

Cash and cash equivalents, end of period	$2,437,658	$707,570

Supplementary information:
Interest and finance charges paid	$1,631,927	$923,556
Discount on convertible note payable	—	44,671
Fair value of shares allocated to warrant derivative at financing inception	323,501	—

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc., see note 1(a))
Interim Consolidated Statements of Stockholders’ Equity
(Expressed in United States Dollars)

						Accu-
						mulated
			Addi-	Appro-	Unappro-	Other	Total
			tional	priated	priated	Compre-	Stock-
	Common stock		Paid-in	Retained	Retained	hensive	holders’
	Shares	Amount	Capital	Earnings	Earnings	Income	Equity

Balance as at December 31, 2010 (audited)	9,865,033	$9,865	$12,219,355	$1,353,912	$10,154,034	$1,150,354	$24,887,520
Capital contribution (notes 1(a) and 12)	575,000	575	695,424	—	—	—	695,999

Net income for the period	—	—	—	—	1,745,481	—	1,745,481

Foreign currency translation adjustment for the period	—	—	—	—	—	883,479	883,479

Balance as at September 30, 2011 (unaudited)	10,440,033	$10,440	$12,914,779	$1,353,912	$11,899,515	$2,033,833	$28,212,479

The accompanying notes form an integral part of these consolidated financial statements.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

1.	Nature of Business Operations:

(a)	Business

The financial statements presented herein reflect the consolidated financial results as at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 of Anhui Taiyang Poultry Co., Inc. (“Parent” or the “Company”), its wholly owned subsidiaries Dynamic Ally Ltd. (“Dynamic Ally”) and Ningguo Taiyang Incubation Plant Co., Ltd. (“Ningguo”), and Anhui Taiyang Poultry Co., Ltd. (“Taiyang”), a variable interest entity controlled by the Company as a result of the agreements described below. All significant intercompany transactions and balances have been eliminated upon consolidation.

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

2.	Significant accounting policies:

	(a)	Basis of presentation:

The Company’s unaudited interim consolidated financial statements have been prepared in conformity with US GAAP and applicable provisions of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting using the same accounting principles that were used in the preparation of the company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be reported for the full year. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K. The consolidated balance sheet as of December 31, 2010, included herein, was derived from the audited consolidated financial statements as of that date.

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

2.	Significant accounting policies (continued):

	(s)	Employee welfare benefits:

Pursuant to PRC law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance, and pension benefits through a PRC government-mandated multiemployer pension plan. The Company is required to contribute a portion of the employees’ salaries to the retirement benefit scheme to fund the benefits, which are charged to operations as incurred. The government reserves the right to change rates retroactively, which may result in a contingent liability being recorded for previous years. Amounts contributed to the retirement benefit scheme for the nine months ended September 30, 2011 and 2010 were $36,682 and $14,931, respectively.

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
Three and Nine Months Ended September 30, 2011 and 2010

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
Three and Nine Months Ended September 30, 2011 and 2010

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

3.	Trade accounts receivable:

Trade accounts receivable were comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts receivable	$5,233,149	$5,361,648
Allowance for doubtful accounts	(175,995)	(12,998)

	$5,057,154	$5,348,650

As of September 30, 2011 and December 31, 2010, $1,565,313 and $756,224, respectively, of the Company’s trade accounts receivable were pledged as collateral for loans outstanding. The loan in the amount of $756,224 securing trade accounts receivable at December 31, 2010 was repaid in March 2011.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

4.	Loans receivable:

As of September 30, 2011 and December 31, 2010, the Company had outstanding $3,404,577 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable, and have no stated maturity date. Loans receivable activity during the nine months ended September 30, 2011 and 2010 was:

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Beginning balance	$4,268,057	$2,816,943
Amounts loaned to third parties	10,426,181	8,816,129
Amounts collected from third parties	(11,073,768)	(7,226,149)
Change in allowance for doubtful accounts	(349,484)	—
Currency translation difference	133,591	78,011

Ending balance	$3,404,577	$4,484,934

During 2009, the Company made a loan to an unrelated third party, the balance of which was $939,188 and $907,468 as of September 30, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

During December 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $939,188 and $907,468 as of September 30, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan borrowed by the Company with a balance of $1,565,313 as of September 30, 2011. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through September 30, 2011, such interest amounted to $94,703. In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008. Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the six months ended June 30, 2010. Additionally, the Company made sales of ducks to Luo Jiayun, the principal shareholder and legal representative of Jinyatai, in the amount of $2,922,770 and $2,156,674 during the nine months ended September 30, 2011 and 2010, respectively (see note 22(b)).

The value of the guarantees provided through the pledged assets of the Company’s borrowers was estimated to be approximately $49,624 at September 30, 2011.

The Company had additional unsecured loans receivable from unrelated parties totaling $1,874,962 and $1,545,722 outstanding at September 30, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

4.	Loans receivable (continued):

The above loans constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules (see note 22(b)). The Company estimates the range of potential fines to be between approximately $560,000 and $1,670,000 based on the guidelines established by PRC General Lending Rules, but such fines are levied discretion of the People’s Bank of China. Effective as of May 11, 2011, any new loans to directors, officers, or unrelated parties require pre-approval of the Company’s board of directors.

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

During the three months ended September 30, 2011, the Company recorded a reserve for estimated uncollectible loans receivable in the amount of $349,484. This amount is reflected in “General and administrative expense” on the accompanying consolidated statement of operations and comprehensive income.

5.	Inventories:

Inventories were comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Raw materials	$1,153,613	$1,142,773
Work in process	821,034	490,978
Finished goods	473,412	128,958

	$2,448,059	$1,762,709

The Company did not have any obsolete or slow-moving inventory as of September 30, 2011 or December 31, 2010.

6.	Prepaid and other current assets:

Prepaid and other current assets were comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Prepaid inventory purchases	$2,572,285	$224,187
Other prepaid expenses	853,761	623,527
Biological assets	175,041	292,520

	$3,601,087	$1,140,234

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

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

During the three months ended September 30, 2011, the Company recorded a reserve for estimated impaired prepayments in the amount of $273,346. This amount is reflected in “General and administrative expense” on the accompanying consolidated statement of operations and comprehensive income.

7.	Related party transactions:

As of September 30, 2011 and December 31, 2010, amounts due to related parties were comprised of $Nil and $30,249, respectively, due to Wu Qiyou. Wu Qiyou is Taiyang’s founder and principal executive officer and was holder of 96% of the Company’s registered share capital prior to the Reverse Merger Transaction in November 2010 (see note 1(a)). Mr. Wu was appointed as Chief Executive Officer and Chairman of the Board of Directors of the Company after the Reverse Merger Transaction. Wu Qiyou owns 49% of Taiyang Biological Corporation.

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

Taiyang Biological Corporation is a company owned 49% by Wu Qiyou and 31% by Wu Qida.

The Company was involved in the following transactions with Wu Qiyou, Chen Beihuang and Wu Qida during the nine months ended September 30, 2011 and 2010:

	Wu	Chen	Wu
	Qiyou	Beihuang	Qida	Total

Balance due (to) from as of December 31, 2010	$(30,249)	$—	$—	$(30,249)
Loans to related party	616,726	10,326	—	627,052
Repayments from related party	(712,741)	(10,326)	—	(723,067)
Currency translation difference	(2,559)	—	—	(2,559)

Balance due (to) from as of September 30, 2011	$(128,823)	$—	$—	$(128,823)

Balance due (to) from as of December 31, 2009	$735,861	$585	$29,252	$765,698
Loans to related party	1,316,384	138,268	704	1,455,356
Repayments from related party	(887,775)	(138,855)	—	(1,026,630)
Currency translation difference	22,852	2	(97)	22,757

Balance due (to) from as of September 30, 2010	$1,187,322	$—	$29,859	$1,217,181

On May 11, 2011, the Company’s board of directors passed a resolution requiring board approval for all future loans to directors, officers, and any other related or unrelated parties.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

7.	Related party transactions (continued):

The Company was involved in the following additional related party transactions during the nine months ended September 30, 2011 and 2010:

During the nine months ended September 30, 2011 and 2010, the Company made purchases from Taiyang Biological Corporation in the amount of $78,286 and $101,623, respectively. During the three months ended September 30, 2011 and 2010, the Company made purchases from Taiyang Biological Corporation in the amount of $21,041 and $70,993, respectively. As of September 30, 2011 and December 31, 2010, the Company had prepayments against inventory purchases with Taiyang Biological Corporation in the amount of $75,175 and $90,385, respectively.

The Company currently engages Thornhill Capital LLC to perform certain accounting, language translation, and other professional services. The Company’s Chief Financial Officer, David Dodge, also performs contract work unrelated to the Company on behalf of Thornhill Capital LLC.

In August 2010, the Company purchased 7.81% of the equity of a local credit cooperative. As of September 30, 2011 and December 31, 2010, the face value of long term loans payable to the credit cooperative were $197,527 and $190,856, respectively, and the carrying value was $145,306 and $126,428 respectively. The Company also had a short term loan payable to the credit cooperative in the amount of $1,565,313_ as of September 30, 2011 (see notes 10 and 14(a)).

Transactions during the period are reflected at the average exchange rates for the respective period, and balances as of September 30, 2011 and December 31, 2010 are reflected at closing exchange rates for the respective period (see note 19(c)). Accordingly, beginning balance plus period transactions may differ from ending balances due to exchange rate differences.

8.	Property, plant and equipment:

	(a)	Property, plant and equipment

As of September 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

		Accumulated	Net book
As of September 30, 2011 (unaudited)	Cost	depreciation	Value

Production equipment	$2,735,249	$(827,432)	$1,907,817
Transportation equipment	622,139	(146,343)	475,796
Office furniture and equipment	321,276	(102,649)	218,627
Building and building improvements	20,086,629	(2,348,390)	17,738,239

	$23,765,293	$(3,424,814)	$20,340,479

		Accumulated	Net book
As of December 31, 2010 (audited)	Cost	depreciation	Value

Production equipment	$2,407,456	$(661,651)	$1,745,805
Transportation equipment	565,298	(98,330)	466,968
Office furniture and equipment	266,829	(62,207)	204,622
Building and building improvements	19,743,948	(1,666,181)	18,077,767

	$22,983,531	$(2,488,369)	$20,495,162

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

8.	Property, plant and equipment (continued):

	(b)	Property, plant and equipment (continued)

Depreciation expense of production-related property, plant and equipment is recorded to production costs, which is allocated to inventory and reflected in cost of goods sold on the statement of operations. Depreciation expense of other property, plant and equipment is charged to general and administrative expense. For the three and nine months ended September 30, 2011 and 2010, depreciation expense was allocated as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Depreciation expense charged to general and administrative expense	$223,023	$151,457	$97,963	$65,620
Depreciation expense charged to cost of goods sold	740,312	470,563	226,077	176,072

Total depreciation expense	$963,335	$622,020	$324,040	$241,692

All of the Company’s building and building improvements, and certain of the Company’s production equipment, are pledged as collateral for bank loans payable as described in note 14.

During the nine months ended September 30, 2011, the Company recognized a net gain on disposal of assets related to its Duck Farm #2 and other assets in the amount of $19,736 (see note 18(c)).

(c)	Construction in progress

The Company has various construction projects in process to expand its facilities. As of September 30, 2011 and December 31, 2010, construction in progress was comprised of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Incubation center expansion	$721,140	$827,158
Breeding facilities	4,885,594	4,521,791
Capitalized interest expense	352,706	66,393
Other projects	435,539	219,134

	$6,394,979	$5,634,476

The Company capitalizes interest on loans related to construction projects in progress. During the nine months ended September 30, 2011 and 2010, the Company capitalized interest expense in the amount of $281,572 and $169,901, respectively. During the three months ended September 30, 2011 and 2010, the Company capitalized interest expense in the amount of $110,577 and $48,725, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

9.	Land Use Rights:

As of September 30, 2011 and December 31, 2010, land use rights consisted of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Cost	$12,358,649	$11,890,593
Less accumulated amortization	(1,447,872)	(1,229,605)

	$10,910,777	$10,660,988

Land use rights are amortized over the life of the rights, which is generally 50 years, and are charged to general and administrative expense on the statement of operations. Amortization expense of land use rights was $172,589 and $143,757 during the nine months ended September 30, 2011 and 2010, respectively, and $58,291 and $54,596 during the three months ended September 30, 2011 and 2010, respectively.

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

10.	Other long term assets:

As of September 30, 2011 and December 31, 2010, other long term assets were comprised of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Long term investment	$1,565,313	$1,512,447
Land deposits	31,306	30,249
Equipment and construction project deposits	998,489	247,450
Other long term assets	123,947	18,238

	$2,719,055	$1,808,384

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

11.	Trade accounts payable and accrued liabilities:

As of September 30, 2011 and December 31, 2010, accounts payable and accrued liabilities were comprised of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Trade accounts payable	$1,152,545	$1,933,520
Accrued payroll	214,983	265,443
Accrued liquidated damages	562,746	562,746
Accrued professional services	41,865	55,564
Accrued taxes	782,142	596,120

	$2,754,281	$3,413,393

Pursuant to the terms of the registration rights agreements dated November 10, 2010 and November 16, 2010, entered into between the Company and the investors in the November 2010 financing, the Company was required to file a registration statement including the shares issued in the November 2010 financing no later than January 9, 2011 and have such registration statement declared effective no later than May 9, 2011. The Company failed to file such registration statement, and as a result must accrue liquidated damages in the amount of 1% of the aggregate subscription amount for the first 30 days after the filing deadline, and 2% for each 30-day period thereafter, with a maximum penalty of 10% of the aggregate subscription amount. As of September 30, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746 (see note 17).

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
Three and Nine Months Ended September 30, 2011 and 2010

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

The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception date, and as of September 30, 2011 for purposes of recognizing changes in fair value, included the following:

	Mar. 7, 2011	Mar. 17, 2011	Sep. 30, 2011
Underlying Stock Price	$2.80	$2.80	$2.00
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.44 - 2.46
Volatility	110.83%	119.39%	139.19%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	0.42%

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
Three and Nine Months Ended September 30, 2011 and 2010

12.	Derivative Financial Instruments and Financing (continued):

The change in fair value of the warrants is recognized in the statement of operations each period. During the three and nine months ended September 30, 2011, the change in fair value was as follows:

	Issuance Date
	Mar. 2011	Nov. 2010	Total
Three months ended September 30, 2011:
Value at June 30, 2011	$239,582	$1,128,280	$1,367,862
Less: value at September 30, 2011	(235,407)	(1,095,083)	(1,330,490)

Loss on derivative financial instruments	$4,175	$33,197	$37,372

Nine months ended September 30, 2011:
Value at December 31, 2010	$—	$1,480,261	$1,480,261
Plus: inception value of March 2011 warrants	323,501	—	323,501
Less: value at September 30, 2011	(235,407)	(1,095,083)	(1,330,490)
Gain on derivative financial instruments	$88,094	$385,178	$473,272

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

Under the terms of the Registration Rights Agreement executed in connection with the November 2010 financing, the Company was required to have a registration statement filed with the SEC within 60 days after the first closing date (being January 9, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being May 9, 2011) with respect to 2,905,392 shares of common stock and 952,646 shares of common stock underlying warrants issued pursuant to the November 2010 financing. Under the terms of the Registration Rights Agreement executed in connection with the March 2011 financing, the Company is required to have a registration statement filed with the SEC within 60 days after the closing date (being May 6, 2011) and declared effective by the SEC not later than 180 days from the closing date in the event of a full review (being September 3, 2011) with respect to 575,000 shares of common stock and 189,750 shares of common stock underlying warrants. The Company is required to pay liquidated damages to each purchaser in an amount equal to one percent of the purchaser’s purchase price paid for any registrable securities then held by the purchaser for the first thirty (30) calendar days past the relevant deadline that the registration statement is not filed or not declared effective, for any period that the Company fails to keep the registration statement effective. The liquidated damages increases to 2% of the purchaser’s purchase price for any registrable securities held after the first thirty (30) calendar day period thereafter. Through June 30, 2011 and December 31, 2010, such accrued liquidated damages amounted to $562,746, all of which relate to the November 2010 financing (see note 11). This amount was charged to interest expense on the statement of operations in the year ended December, 31, 2010. The maximum amount of the liquidated damages is $562,746 related to the November 2010 financing and $115,000 related to the March 2011 financing. No liability has been recorded related to the March 2011 financing since the registration statement including the shares issued in March 2011 as the amount and certainty of such penalties is not reasonably estimable as of the date hereof.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

13.	Other accounts payable:

As of September 30, 2011 and December 31, 2010, other accounts payable and accrued liabilities were comprised of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Deposits from contract farmers - general	$980,369	$1,088,536
Deposits from contract farmers securing loans	907,883	2,769,291
Land use right payable	39,511	38,177
Construction project payable	17,218	351,642
Other payables and amounts due to unrelated parties	405,197	295,209

	$2,350,178	$4,542,855

Other payables and amounts due to unrelated parties are comprised of demand unsecured loans and other amounts payable to unrelated third parties not in the ordinary course of carrying out the Company’s principal business, on which imputed interest was charged in the amount of $Nil and $74,648 in the nine months ended September 30, 2011 and 2010, respectively, and $Nil and $64,766 in the three months ended September 30, 2011 and 2010, respectively.

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
Three and Nine Months Ended September 30, 2011 and 2010

14.	Loans payable:

	(a)	Short term bank loans

As needed, the Company borrows funds in the form of short term bank loans payable to fund its capital projects and supplement its working capital requirements. The carrying value of short term bank loans payable as of September 30, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	September 30,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
January 25, 2011 (1)	5.842%	$—	$2,268,673
March 14, 2011 (4)	5.310%	—	1,482,198
March 28, 2011 (3)	5.841%	—	756,224
April 11, 2011 (4)	0.000%	—	756,224
June 10, 2011 (4)	0.000%	—	468,859
September 15, 2011 (2)(4)	0.000%	—	907,468
October 13, 2011 (4)	5.841%	313,063	302,489
October 15, 2011 (4)	5.310%	641,778	620,103
November 4, 2011 (4)	5.841%	313,063	302,489
January 8, 2012 (4)	7.320%	2,347,969	—
January 17, 2012 (5)	8.715%	1,565,313	—
February 26, 2012 (4)	6.060%	1,534,006	—
March 16, 2012 (3)	6.363%	782,656	—
May 17, 2012 (4)	6.060%	782,656	—
June 9, 2012 (4)	6.363%	485,247	—
August 22, 2012 (4)	7.216%	2,347,969	—
September 13, 2012 (3)	7.216%	782,656	—
September 22, 2012 (4)	7.872%	1,565,313	—

		$13,461,689	$7,864,727

(1)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4).

(2)	The assets of Jinyatai are pledged as collateral for this loan (see note 4).

(3)	These loans are secured by accounts receivable of the Company.

(4)	These loans are secured by property and equipment of the Company

(5)	This loan is payable to a local credit cooperative of which the Company owns 7.81% (see note 7).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

14.	Loans payable (continued):

	(b)	Long term bank loans

The carrying value of long term bank loans payable as of September 30, 2011 and December 31, 2010 is shown in the following table. The fair value of these bank loans payable approximates their carrying values.

	Annual
	Interest	September 30,	December 31,
Due Dates	Rates	2011	2010
		(unaudited)	(audited)
October 21, 2012 (4)	5.400%	$—	$1,777,129
November 30, 2012 (1)	0.000%	41,034	35,694
December 10, 2012 (4)	5.400%	—	491,545
August 8, 2013 (4)	5.400%	1,565,313	1,512,447
August 8, 2013 (4)	5.400%	469,594	453,734
September 12, 2013 (4)	5.400%	939,188	907,468
October 9, 2013 (4)	5.400%	1,565,310	1,512,447
October 14, 2013 (4)	5.400%	939,188	907,468
November 30, 2013 (1)	0.000%	35,702	31,069
April 20, 2014 (2)	0.000%	68,570	59,665
December 31, 2014 (3)(4)	5.760%	2,661,032	3,327,384

		$8,284,931	$11,016,050

(1)
The Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%, being the estimated cost of capital for the Company for unsecured borrowings. The amount of the discounts, being $40,865, was recorded as a reduction to the carrying value of the bank loan in a prior period. The discounts are being amortized over the life of the loans using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discounts in the amount of $7,521 and $6,223 in the nine months ended September 30, 2011 and 2010, respectively, and $2,655 and $2,181 in the three months ended September 30, 2011 and 2010, respectively. The carrying value of the loans as of September 30, 2011 and December 31, 2010 as shown in the table above was $76,735 and $66,763, respectively, comprised of face value of $96,736 and $93,469, respectively, net of unamortized discount of $20,001 and $26,706, respectively. These loans are unsecured.

(2)
This instrument is a non interest bearing loan from a local government authority. As such, the Company recognized a discount on the face value of the loans at inception to adjust the carrying value to the fair value. Fair value was calculated using the net present value of the loans, at an assumed interest rate of 14%. The amount of the discount, being $41,716, was recorded as a reduction to the carrying value of the bank in the year ended December 31, 2010. The discount is being amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. The Company recognized interest expense to amortize the discount in the amount of $6,714 and $3,232 the nine months ended September 30, 2011 and 2010, respectively, and $2,370 and $1,941 in the three months ended September 30, 2011 and 2010, respectively. The carrying value of the loan as of September 30, 2011 and December 31, 2010 as shown in the table above was $68,570 and $59,665, respectively, comprised of face value of $100,791 and $97,387, respectively, net of unamortized discount of $32,221 and $37,722, respectively. The loan is unsecured.

(3)	The assets of an unrelated third party are pledged as collateral for this loan (see note 4)
(4)	These loans are secured by property and equipment of the Company

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

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

At inception, the Company recorded the debentures at a value of $555,000, being the face value of $650,000, less commissions paid of $95,000. The commissions were amortized over the life of the debentures to interest expense. The Company recorded an expense to amortize the commissions in the amount of $95,000 in the nine months ended September 30, 2010.

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
Three and Nine Months Ended September 30, 2011 and 2010

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

During the nine months ended September 30, 2011 and 2010, the Company recognized subsidy income of $130,738 and $108,835, respectively. During the three months ended June 30, 2011 and 2010, the Company recognized subsidy income of $8,257 and $292, respectively.

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
Three and Nine Months Ended September 30, 2011 and 2010

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

As of September 30, 2011, the Company had 1,142,396 warrants outstanding. Each warrant entitles the holder to purchase one (1) share of the Company’s common stock at an exercise price of $4.00 per share, have a term of 3-5 years, and are subject to a call provision if the closing bid price of the Company’s common stock equals or exceeds $8.00 per share for five consecutive trading days, subject to the Company’s common stock being traded on either the New York Stock Exchange, Nasdaq or NYSE Amex and there being an effective registration statement for the resale of the shares of common stock underlying the warrants. The warrants issued in the transaction do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each reporting period (see note 12)

	(d)	Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is calculated based on the treasury stock method, assuming the issuance of common shares, if dilutive, resulting from the exercise of outstanding warrants.

During the three and nine months ended September 30, 2011 and 2010, the warrants outstanding have not been included in the computation of diluted income per share, because all outstanding warrants were out of the money and such inclusion would have had an anti-dilutive effect. The number of weighted average common shares outstanding has been retroactively restated to give effect to the shares issued in the Reverse Merger Transaction.

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
Three and Nine Months Ended September 30, 2011 and 2010

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

The Company earns interest income on cash balances and short term investments. The Company recognizes interest expense on loans payable, and for bank charges related to its cash accounts. Interest expense was as follows during the three and nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income	$(212,370)	$(2,721)	$(69,965)	$(779)
Interest expense	1,186,918	1,174,398	415,398	456,123
Bank fees	52,919	110,903	(6,578)	(5,338)
Amortization of debt discount	14,235	104,455	5,025	45,155
Imputed interest expense	—	74,648	—	64,546

	$1,041,702	$1,461,683	$343,880	$559,707

The Company capitalizes interest on loans related to construction projects in progress. During the nine months ended September 30, 2011 and 2010, the Company capitalized interest expense in the amount of $281,572 and $169,901, respectively. During the three months ended September 30, 2011 and 2010, the Company capitalized interest expense in the amount of $110,577 and $48,725, respectively.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

18.	Other income:

Other income was as follows during the three and nine months ended September 30, 2011 and 2010:

		Nine months ended September 30,	Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gain on sale of fertilizer plant	$—	$877,874	$—	$—
Gain on collection of Jinyatai receivable written off in prior period	—	895,430	—	—
Gain on disposal of assets	19,735	—	—	—
Dividend income from long term investment	185,533	—	1,274	—
Other non-operating income (expense), net	(9,414)	4,226	(31,264)	5,409

	$195,854	$1,777,530	$(29,990)	$5,409

(a)	Gain on sale of fertilizer plant:

In 2008, the Company began construction on an organic fertilizer manufacturing plant (the “Fertilizer Plant”) that the Company intended to complete in the second half of 2010. The Fertilizer Plant was to be used to process duck waste products into a saleable organic fertilizer product.

In May 2010, the Company entered into an Asset Transfer Agreement with an unrelated third party (the “Buyer”), whereby the buyer agreed to buy, and the Company agreed to sell, the Fertilizer Plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process (collectively, the “Sold Assets”). The sale price for the Sold Assets (as valued using the exchange rate on the sale date) was $3,886,431, of which $2,048,371 was paid during June 2010, $1,010,851 (as valued using the exchange rate on the payment date) was paid during December 2010, and $939,188 remains outstanding. This final balance was due by May 31, 2011 but has not yet been collected. Accordingly, during the three months ended September 30, 2011, the Company recorded a reserve against the remaining balance receivable of $462,364 (using the average exchange rate for the period), leaving a net carrying value of $469,594 as of September 30, 2011.

During the nine months ended September 30, 2010, the Company recognized a gain on the sale of the Sold Assets equal to the excess of the sale price over the carrying value of the Sold Assets on the date of the sale as follows:

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
Three and Nine Months Ended September 30, 2011 and 2010

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

In connection with the issuance of its audited financial statements for years ended December 31, 2008 and 2009, which were issued on June 10, 2010, the Company made a reserve for the full amount off an account receivable in the amount of $895,430 for the sale price of Jinyatai. The charge to the statement of operations for this reserve was made to the opening balance of fiscal 2008. Between June 20-29, 2010, the Company collected this amount from the buyer and recognized a gain from the collection in this amount in the nine months ended September 30, 2010 (see note 4).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

18.	Other income (continued):

	(c)	Gain on disposal of assets:

During the nine months ended June 30, 2011, the PRC government reclaimed certain land that it was leasing to the Company on which the Company’s Breeding Center #2 was located. The lease was original set to expire on December 31, 2011. The Company owned certain buildings located on this land which were appropriated by the government since relocation of the buildings would not have been cost effective. The government paid the Company remuneration in the amount of $339,118 as compensation of the appropriation. The gain on disposal of the buildings associated with Duck Farm #2 and other assets disposed during the period was calculated as follows:

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

The Company values certain loans payable at fair market value which do not have a stated interest rate using a discount of 14% on the face value of the loan at inception to adjust the carrying value to the fair value. Fair value is calculated using the net present value of the loan, and the amount of the discount is included on the statement of operations under the caption “Interest and other expense, net.” The discount is amortized over the life of the loan using the effective interest method, with interest expense being recorded as an expense in the related period. As of September 30, 2011 and December 31, 2010, the carrying value of such instruments included in “Loans payable, long term portion” was $145,305 and $126,428, respectively.

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
Three and Nine Months Ended September 30, 2011 and 2010

19.	Financial instruments (continued):

	(a)	Fair value of financial instruments (continued):

The Company also has a derivative liability related warrants issued in March 2011 and November 2010 (see note 12). This derivative liability is valued using Level 2 of the fair value hierarchy. The warrants are valued using the Black/Scholes pricing model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used to value the warrants as of their inception included the following:

	Mar. 7, 2011	Mar. 17, 2011	Sep. 30, 2011
Underlying Stock Price	$2.80	$2.80	$2.00
Exercise Price	$4.00	$4.00	$4.00
Term (years)	3.00	3.00	2.44 - 2.46
Volatility	110.83%	119.39%	139.19%
Annual Rate of Quarterly Dividends	0.00%	0.00%	0.00%
Discount Rate - Bond Equivalent Yield	1.22%	1.05%	0.42%

Since the Company’s common stock has limited trading history, the Company estimated volatility using historical volatility of comparable companies in our industry. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants.

The change in fair value of the warrants is recognized in the statement of operations each period. During the three and nine months ended September 30, 2011, the change in fair value was as follows:

	Issuance Date
	Mar. 2011	Nov. 2010	Total
Three months ended September 30, 2011:
Value at June 30, 2011	$239,582	$1,128,280	$1,367,862
Less: value at September 30, 2011	(235,407)	(1,095,083)	(1,330,490)

Loss on derivative financial instruments	$4,175	$33,197	$37,372

Nine months ended September 30, 2011:
Value at December 31, 2010	$—	$1,480,261	$1,480,261
Plus: inception value of March 2011 warrants	323,501	—	323,501
Less: value at September 30, 2011	(235,407)	(1,095,083)	(1,330,490)
Gain on derivative financial instruments	$88,094	$385,178	$473,272

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

19.	Financial instruments (continued):

	(a)	Fair value of financial instruments (continued):

The Company did not have any assets that were measured at fair value on a recurring basis. A summary of liabilities that were measured at fair value on a recurring basis is as follows:

	Level 1	Level 2	Level 3
September 30, 2011:
Discounted loans payable	$—	$145,305	$—
Derivative financial instruments	—	1,330,490	—

December 31, 2010:
Discounted loans payable	$—	$126,428	$—
Derivative financial instruments	—	1,480,261	—

Gains and losses from financial instruments are included in the statement of operations as follows:

	Nine Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2011
Interest expense, net	$14,235	$5,025
Gain (loss) on derivative financial instruments	473,272	37,372

	$487,507	$42,397

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

19.	Financial instruments (continued):

	(b)	Interest rate and concentration of credit risks (continued)

During the nine months ended September 30, 2011 and 2010, the following customers accounted for more than 10% of the Company’s total sales:

	Nine months ended September 30,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Revenue	Total	Total	Revenue	Total	Total
Breeding Unit:
Customer A	$3,093,909	25.4%	13.3%	$3,234,282	41.8%	10.5%
Customer B	2,922,770	24.0%	12.6%	2,156,674	27.9%	7.0%

Feed Unit:
Customer C	4,291,659	99.8%	18.5%	9,285,327	99.3%	30.2%

Food Unit:
Customer D	797,323	11.8%	3.4%	5,947,008	43.5%	19.3%

There is no guarantee that any of the customers mentioned above will continue to buy from the Company, and loss of any of these major customers would have a material adverse effect on the Company’s results of operations.

During the nine months ended September 30, 2011 and 2010, the following suppliers accounted for more than 10% of the Company’s total purchases:

	Nine months ended September 30,
	2011			2010
		% of	% of		% of	% of
		Unit	Company		Unit	Company
	Purchases	Total	Total	Purchases	Total	Total

Supplier A	$2,857,882	22.0%	19.2%	$2,474,084	14.3%	10.8%
Supplier B	2,170,690	16.7%	14.6%	2,091,367	12.1%	9.2%
Supplier C	1,890,868	14.5%	12.7%	1,888,412	10.9%	8.3%

(c)	Foreign currency risk

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
Three and Nine Months Ended September 30, 2011 and 2010

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

The following exchange rates are applied for the Company’s financial statements for the periods presented herein:

	Nine months ended September 30,
	2011	2010

Period end rate	6.3885	6.6981
Period average rate	6.4884	6.8164
Period high rate	6.6286	6.8436
Period low rate	6.3435	6.6981

(d)	Liquidity Risk

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

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

20.	Tax matters (continued):

	(a)	Income tax (continued)

Ningguo is subject to corporate income tax in the PRC at a rate of 25% as a non-resident enterprise, as well as business tax at a rate of 5% on service income.

Under the laws of the BVI, Dynamic Ally is not subject to tax on its income or capital gains.

Parent is subject to United States income tax at a rate of 35%. No income tax expense was incurred in the United States in the nine months ended September 30, 2011 or 2010 as all income was generated in the PRC. Business activity in the United States consists primarily of professional service expenses related to the Company’s public listing and compliance.

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to business tax at a rate of 5% and enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $853,192 and $267,294 in the nine months ended September 30, 2011 and 2010, respectively, and $158,752 and $169,738 in the three months ended September 30, 2011 and 2010, respectively.

The reconciliation between taxes computed by applying the statutory income tax rate of 25% applicable to the Company’s operations to income tax expense is:

	2011	2010

Income before income taxes	$2,302,931	$4,858,790

Income tax at statutory rate of 25% in 2011 and 10% in 2010	575,733	468,097
Tax on income earned prior to contractual agreements between Taiyang and Ningguo	—	(225,606)
Non-taxable gain on derivative financial instruments	(118,318)	—
Non-deductible expenses	100,035	24,803

Income tax expense	$557,450	$267,294

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
Three and Nine Months Ended September 30, 2011 and 2010

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

According to PRC corporate law, the Company is required each year to appropriate 10% of its after tax income as reported in its financial statements, prepared in accordance with PRC GAAP, to the statutory common reserve fund until the fund reaches 50% of the Company’s Registered Capital. This fund can be used to make up for any losses incurred in the future or be converted into paid-in capital, provided that the fund does not fall below 50% of Registered Capital. The Company did not make any transfers to the statutory common reserve fund during the three or nine months ended September 30, 2011 or 2010.

22.	Commitments and contingencies:

	(a)	Commitments

The Company leases certain of its facilities pursuant to non-cancellable lease agreements expiring at various times through 2037. The amount of rent on these facilities is not fixed, but is based on the government stipulated market price of grains multiplied by the grain yield per area. Because future rents on these facilities depend upon unknown future market and production factors, the amount of future commitment cannot be quantified. Rent expense for the nine months ended September 30, 2011 and 2010 was $39,629 and $34,375, respectively. Rent expense for the three months ended September 30, 2011 and 2010 was $13,050 and $11,654, respectively.

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

During 2009, the Company made a loan to an unrelated third party, the balance of which was $939,188 and $907,468 as of September 30, 2011 and December 31, 2010, respectively. The third party pledged its assets to the bank as partial collateral for a bank loan in the amount of $1,492,961 borrowed by the Company. The loan receivable does not have a stated maturity date.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

22.	Commitments and contingencies (continued):

	(b)	Contingencies (continued)

During December 2010, the Company made a loan to Jinyatai Agricultural Development Co., Ltd. (“Jinyatai”), a former subsidiary of Taiyang that was divested in 2005, the balance of which was $939,188 and $907,468 as of September 30, 2011 and December 31, 2010, respectively. Jinyatai pledged its assets as partial collateral for a bank loan borrowed by the Company with a balance of $1,565,313 as of September 30, 2011. The loan receivable matured on January 7, 2011. Because the loan was not repaid by this date, the agreement between the Company and Jinyatai calls for Jinyatai to pay interest incurred by the Company on the bank loan. Through September 30, 2011, such interest amounted to $94,703.

The Company had additional unsecured loans receivable from unrelated parties totaling $1,874,962 and $1,545,722 outstanding at September 30, 2011 and December 31, 2010, respectively, which had no stated maturity date, and had no security.

As of September 30, 2011 and December 31, 2010, the Company had outstanding deposits from contract farmers securing loans in the amount of $707,523 and $2,769,291, respectively. These amounts are advanced to the Company from the proceeds of loans taken by the farmers. The loans taken by the farmers are guaranteed by the general credit of the Company. To ensure repayment of the loans by the farmers, the Company requires that the farmers advance the amount of the loan to the Company to be held as a deposit against the loan. The deposits are then returned when the loans mature.

The Company does not maintain product liability insurance, and property and equipment insurance does not cover the full value of the property and equipment, which leaves the Company with exposure in the event of loss or damage to its properties or claims filed against the Company.

As of September 30, 2011 and December 31, 2010, $1,565,313 and $756,224 of the Company’s trade accounts receivable were pledged as collateral for bank loans outstanding. These bank loans contain a covenant that prohibit the past due accounts receivable balance from exceeding 5% of the total accounts receivable balance. The loan agreements do not specify a methodology for identifying what accounts are past due. The Company does not give defined standard payment terms to its customers. Accordingly, the Company cannot determine if it has breached this covenant. The Company believes that it is in compliance based on its interpretation of the covenant, but there is no guarantee that the lending bank would consider the Company compliant. The Company has not had any disputes with the lending bank regarding such covenants.

As of September 30, 2011 and December 31, 2010, the Company had outstanding $3,404,577 and $4,268,057, respectively, of unsecured loans receivable from unrelated parties which bear interest at rates paid by the Company on similar third party loans payable and have no stated maturity date (see note 4). These loans, and other loans made by the Company during previous reporting periods, constitute inter-enterprise lending that violate the PRC General Lending Rules. A fine in the amount of one to three times the income generated by the Company from such inter-enterprise loans may be imposed by the People’s Bank of China, at their discretion, if the Company were found to be in violation of the PRC General Lending Rules. The Company estimates the range of potential fines to be between approximately $560,000 and $1,670,000 based on the guidelines established by PRC General Lending Rules, but such fines are levied discretion of the People’s Bank of China. In the opinion of management and its legal counsel, the probability of the fine being imposed is low and accordingly no provision has been made in the consolidated financial statements. During the three months ended September 30, 2011, the Company recorded a reserve for estimated uncollectible loans receivable in the amount of $349,484. This amount is reflected in “General and administrative expense” on the accompanying consolidated statement of operations and comprehensive income.

For discussion of tax issues, see notes 20(a) and 20(b).

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

23.	Segmented and Geographical Information:

The Company is structured and evaluated by its board of directors and management into three distinct business lines:

	•	Breeding Unit – breeds, hatches, and cultivates ducklings for resale and processing by the Food Unit
	•	Feed Unit – produces duck feed for internal use and external sale
	•	Food Processing Unit – processes ducklings into frozen raw food product for commercial resale.

Results of operations for the nine months ended September 30, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$12,160,875	$4,300,871	$6,759,979	$—	$23,221,725
Cost of goods sold (1)	7,316,990	3,808,967	5,606,488	—	16,732,445

Gross Profit	4,843,885	491,904	1,153,491	—	6,489,280

Sales and marketing expenses	28,631	—	—	—	28,631
General and administrative expenses (2)	2,958,871	56,872	148,008	752,129	3,915,880

Operating profit (loss)	$1,856,383	$435,032	$1,005,483	$(752,129)	$2,544,769

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the nine months ended September 30, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $9,654,959, and the Breeding Unit made sales of ducks to the Food Unit totaling $12,810. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the nine months ended September 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$7,731,349	$9,352,996	$13,672,392	$—	$30,756,737
Cost of goods sold (1)	6,004,082	7,545,699	11,056,685	—	24,606,466

Gross Profit	1,727,267	1,807,297	2,615,707	—	6,150,271

Sales and marketing expenses	33,683	—	—	—	33,683
General and administrative expenses (2)	973,329	34,134	88,328	764,507	1,860,298

Operating profit (loss)	$720,255	$1,773,163	$2,527,379	$(764,507)	$4,256,290

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the nine months ended September 30, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $10,962,657, and the Breeding Unit made sales of ducks to the Food Unit totaling $201,645. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Results of operations for the three months ended September 30, 2011 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$3,498,117	$1,455,962	$2,205,004	$—	$7,159,083
Cost of goods sold (1)	2,126,167	1,308,655	1,832,703	—	5,267,525

Gross Profit	1,371,950	147,307	372,301	—	1,891,558

Sales and marketing expenses	11,081	—	—	—	11,081
General and administrative expenses (2)	1,847,198	36,194	(12,457)	140,055	2,010,990

Operating profit (loss)	$(486,329)	$111,113	$384,758	$(140,055)	$(130,513)

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended September 30, 2011, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $3,188,662, and the Breeding Unit made sales of ducks to the Food Unit totaling $85. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Results of operations for the three months ended September 30, 2010 by business unit were:

			Food
	Breeding	Feed	Processing	Shared
	Unit	Unit	Unit	Costs (2)	Consolidated

Revenues (1)	$4,134,491	$4,470,162	$2,505,514	$—	$11,110,167
Cost of goods sold (1)	2,971,088	3,604,591	1,809,036	—	8,384,715

Gross Profit	1,163,403	865,571	696,478	—	2,725,452

Sales and marketing expenses	10,823	—	—	—	10,823
General and administrative expenses (2)	326,327	10,956	32,503	173,014	542,800

Operating profit (loss)	$826,253	$854,615	$663,975	$(173,014)	$2,171,829

(1)
Revenues and cost of goods sold reflect only sales to external customers. During the three months ended September 30, 2010, the Feed Unit made sales of duck feed product to the Breeding Unit totaling $3,424,370, and the Breeding Unit made sales of ducks to the Food Unit totaling $80,393. These amounts have been eliminated for purposes of these financial statements.

(2)	Reflects legal, accounting, and other compliance costs shared amongst the business units

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Breeding Unit sales increased in the nine months ended September 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because the Company generates its own ducklings from its biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Accordingly, when the market price for ducklings increases, the Company can maximize its profits by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings.

Feed Unit sales decreased in the nine months ended September 30, 2011 compared with the same period of 2010. In the last three fiscal quarters of 2010, the Company made significant sales of feed products through one distributor, while also continuing to supply the Breed Unit. The Company did not make any sales to this distributor in the first fiscal quarter of 2011, then resumed sales in the second quarter of 2011. The Company will continue to attempt to market its feed products to external customers, primarily through feed distributors, and expects that it will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the nine months ended September 30, 2011 as compared with nine months ended September 30, 2010, as a result of higher market prices for ducklings, which resulted in more ducklings being sold to the market rather than being used internally for Food Unit products.

During the three and nine months ended September 30, 2011 and 2010, all of the Company’s sales were to customers located in the PRC.

All of the Company’s assets are located in the PRC. The Company’s identifiable assets by business unit as of September 30, 2011 and December 31, 2010:

			Food
	Breeding	Feed	Processing	Corporate
	Unit	Unit	Unit	Assets	Consolidated

As of June 30, 2011 (unaudited)	$31,265,934	$11,102,369	$8,899,485	$6,515,631	$57,783,419
As of December 31, 2010 (audited)	30,358,495	$10,715,090	$7,537,818	$5,326,750	53,938,153

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

23.	Segmented and Geographical Information (continued):

Interest, depreciation expense, and amortization of land use rights for the three and nine months ended September 30, 2011 and 2010 by business unit were:

				Food
		Breeding	Feed	Processing
	Year	Unit	Unit	Unit	Corporate	Consolidated
Nine months ended September 30:
Interest expense	2011	$795,568	$245,520	$—	$614	$1,041,702
	2010	1,212,244	192,542	—	56,897	1,461,683
Depreciation expense	2011	652,369	43,362	267,604	—	963,335
	2010	354,084	43,730	224,206	—	622,020
Amortization of land use rights	2011	85,687	7,763	79,139	—	172,589
	2010	80,351	22,947	40,459	—	143,757

Three months ended September 30:
Interest expense	2011	$254,675	$89,117	$—	$88	$343,880
	2010	472,393	62,738	—	24,576	559,707
Depreciation expense	2011	221,228	15,570	87,242	—	324,040
	2010	146,463	14,687	80,542	—	241,692
Amortization of land use rights	2011	28,940	2,622	26,729	—	58,291
	2010	25,309	13,871	15,416	—	54,596

24.	Restatement of Financial Statements:

The Company has restated its prior period financial statements for the three and nine month periods ended September 30, 2010 to account for certain areas as described below.

The accompanying financial statements reflect the following corrections:

a)
The Company has reclassified $95,000 in the nine months ended September 30, 2010 and $41,033 in the three months ended September 30, 2010 from general and administrative expense to interest expense to properly reflect the amortization of a discount on convertible loans entered into in March 2010.

b)
The Company recognizes discounts against certain bank loan instruments that do not bear interest and have a stated maturity date. The Company previously recognized these discounts as interest income on the statement of operations. The discounts, amounting to $42,785 in the year ended December 31, 2008 and $42,061 in the nine months ended September 30, 2010, were reclassified from interest income to additional paid-in capital in prior periods to reflect the appropriate accounting.

c)
Prior to the time that Taiyang and Ningguo entered into operational agreements on May 26, 2010, the Company was exempt from corporate income tax as a producer of unprocessed agricultural products. After May 26, 2010, the management fees paid from Taiyang to Ninnguo are subject to business tax at a rate of 5% of revenue, and 25% of taxable income. In the restated financial statements for the nine months ended September 30, 2010, business tax in the amount of $139,784 has been recorded to general and administrative expense, and income tax expense in the amount of $267,294 has been recorded. In the restated financial statements for the three months ended September 30, 2010, business tax in the amount of $88,439 has been recorded to general and administrative expense, and income tax expense in the amount of $169,738 has been recorded.

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

24.	Restatement of Financial Statements (continued):

d)	A correction of general and administrative expense in the amount of ($4,027) related to Dynamic Ally was recorded in the nine months ended September 30, 2010.

e)
On the statement of cash flows, changes in loans receivable and other accounts payable were reclassified from cash flow from operating activities to cash flow from financing activities, and “Proceeds from issuance of convertible debentures” was presented separately from “Borrowing under bank loans payable.”

These corrections resulted in adjustments to the following financial statement line items for the three and nine month periods ended September 30, 2010:

	Nine months ended September 30, 2010
	As	Adjust-	As
	Reported	ments	Restated
Consolidated Statements of Operations and Comprehensive Income
General and administrative expenses	$1,819,541	$40,757	$1,860,298
Operating profit	4,297,047	(40,757)	4,256,290
Interest expense, net	(1,324,622)	(137,061)	(1,461,683)
Income before income taxes	4,858,790	(177,818)	4,680,972
Income tax expense	—	267,294	267,294
Net income	4,858,790	(445,112)	4,413,678
Comprehensive income	5,269,830	(445,112)	4,824,718

	Three months ended September 30, 2010
	As	Adjust-	As
	Reported	ments	Restated
Consolidated Statements of Operations and Comprehensive Income
General and administrative expenses	$495,394	$47,406	$542,800
Operating profit	2,219,235	(47,406)	2,171,829
Interest expense, net	(518,674)	(41,033)	(559,707)
Income before income taxes	1,706,262	(88,439)	1,617,823
Income tax expense	—	169,738	169,738
Net income	1,706,262	(258,177)	1,448,085
Comprehensive income	2,040,072	(258,177)	1,781,895

Anhui Taiyang Poultry Co., Inc. (formerly The Parkview Group, Inc.)
Notes to the Consolidated Interim Financial Statements
(Expressed in United States dollars)
(Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

24.	Restatement of Financial Statements (continued):

	Nine months ended September 30, 2010
	As	Adjust-	As
	Reported	ments	Restated
Consolidated Statements of Cash Flows
Net income for the period	$4,858,790	$(445,112)	$4,413,678
Interest expense allocated to debt	137,275	(137,275)	—
Amortization of debt discount	—	104,455	104,455
Imputed interest expense	—	74,648	74,648
Other accounts receivable	(1,581,559)	1,581,559	—
Trade accounts payable and accrued expenses	(2,178,890)	140,017	(2,038,873)
Other accounts payable	3,265,293	(3,265,293)	—
Income tax payable	—	267,294	267,294
Net cash provided by (used in) operating activities	(428,777)	(1,679,707)	(2,108,484)
Repayments received (net of advances made) pursuant to loans receivable	—	(1,581,559)	(1,581,559)
Advances received (net of repayments made) pursuant to loans payable	—	3,265,293	3,265,293
Borrowings under bank loans payable	19,119,624	(545,000)	18,574,624
Borrowing under convertible loans payable	—	555,000	555,000
Net cash provided by financing activities	5,050,614	1,693,734	6,744,348
Net increase (decrease) in cash and cash equivalents	88,151	14,027	102,178
Cash and cash equivalents, end of period	693,543	14,027	707,570

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

For the Nine Months ended September 30, 2011 and 2010

Revenues

Revenues for the nine months ended September 30, 2011 and 2010 were $23,221,725 and $30,756,737, respectively. Revenues by business unit were as follows:

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Breeding Unit	$12,160,875	$7,731,349
Feed Unit	4,300,871	9,352,996
Food Unit	6,759,979	13,672,392

	$23,221,725	$30,756,737

Breeding Unit sales increased substantially in the nine months ended September 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Therefore, when the market price for ducklings increases, we can maximize our profits per duckling by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings. Accordingly, this strategy may result in lower revenues compared to prior periods, with a corresponding increase in gross profit. This is the case in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, when our consolidated revenues decreased by 7,535,012, or 24%, but we saw an overall increase in our gross profit of $339,009, or 6%, because of the increase in the market price of ducks. Our average sales price for a duckling was approximately $0.86 in the nine months ended September 30, 2011, as compared to $0.60 in the nine months ended September 30, 2010. Our average sales price for grown commercial processing ducks was approximately $1.15 per kilogram in the nine months ended September 30, 2011, as compared to $0.94 per kilogram in the nine months ended September 30, 2010. We expect our sales to continue to fluctuate with the market price of ducks, and we intend to continue to shift the uses of our ducklings between sales to market and internal use for food product to maximize our profits as the market conditions change.

In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in the first fiscal quarter of 2011, but resumed sales in the second quarter of 2011. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the nine months ended September 30, 2011 as compared with nine months ended September 30, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market rather than being used internally for Food Unit products. When market prices of ducks is unusually high, on a consolidated basis we can make higher profits by selling ducks into the market rather than processing them into food products, which have a more stable market price, and thus will yield lower margins when the input costs increase. Because the total number of ducks produced by our Breeding Unit is fairly constant, we can maximize our profits by selling more live ducks when their market price is high, and by selling more food products when the market price of ducks is low. Accordingly, sales of Food Unit products decreased substantially from 2010 to 2011 as a larger portion of the ducks produced at our facility were sold directly by the Breeding Unit due to the higher market price in 2011 relative to 2010, rather than being processed and sold as food product.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the nine months ended September 30, 2011 and 2010, as follows:

	Buying Unit
	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$12,810	$—	$—	$201,645
Feed Unit	9,654,959	—	—	10,962,657	—	—
Food unit	—	—	—	—	—	—

	$9,654,959	$—	$12,810	$10,962,657	$—	$201,645

During the nine months ended September 30, 2011 and 2010, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the nine months ended September 30, 2011 and 2010 were $16,732,445 and $24,606,466, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the nine months ended September 30, 2011 and 2010 were 28% and 20%, respectively. The increased gross margin was primarily the result of increased sales prices of duck in 2011 relative to 2010, disproportionate to the relatively smaller increase in cost of grains and other materials used to raise ducks. As a result, margins on duck sales increased from 22% in the nine months ended September 30, 2010 to 40% in the nine months ended September 30, 2011. Additionally, the amount of feed processed and sold to external customers decreased from 2010 to 2011, resulting in a gross decrease in cost of goods sold for the raw grains used to produce this externally sold feed product.

Sales and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2011 and 2010 were $28,631 and $33,683, respectively. The slight decrease resulted from lower expenses for personnel and travel in 2011.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $3,915,880 and $1,860,298, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the nine months ended September 30, 2011 due to reserves for estimated uncollectible accounts recorded against accounts receivable, loans receivable, prepayments, and sale price receivable in the amount of $1,245,233 in 2011, and increased wage and overhead costs associated with being public in 2011 of $810,496.

Gain on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the nine months ended September 30, 2011, we recognized income resulting from a decrease in the fair value of derivative financial instruments in the amount of $473,272. The gain is primarily a result of a decrease in our stock price from $2.50 at December 31, 2010 to $2.00 at September 30, 2011, resulting in a decrease in the fair value of derivative liabilities with an offsetting gain on the statement of operations.

Other income

Other income for the nine months ended September 30, 2011 and 2010 was $195,854 and $1,777,530, respectively.

In 2008, Taiyang began construction on an organic fertilizer manufacturing plant that it intended to complete in the second half of 2010. The fertilizer plant was to be used to process duck waste products into a saleable organic fertilizer product. In May 2010, Taiyang entered into an asset transfer agreement with an unrelated third party, whereby the buyer agreed to buy, and Taiyang agreed to sell, the fertilizer plant and related equipment, ground works, land rights, and intellectual property associated with the manufacturing process. Taiyang recognized a gain on the sale of the fertilizer plant and related assets equal to the excess of the sale price over the carrying value of the sold assets, in the amount of $877,874 during the nine months ended September 30, 2010.

Additionally, Taiyang previously wrote off an account receivable for the sale of a separate subsidiary with a sale price of $895,430 that was completed in 2005. During June 2010, Taiyang received payment for the prior account receivable. Accordingly, Taiyang recognized a gain from the collection of the account in this amount.

During the nine months ended September 30, 2011, the PRC government reclaimed certain land that it was leasing to the Company on which the Company’s Breeding Center #2 was located. The Company recognized gain on disposal of the buildings associated with Duck Farm #2 and other assets disposed during the period in the amount of $19,735.

We earned dividend income of $185,533 on long term investments in the nine months ended September 30, 2011.

We also recognized other non-operational expense (income) in the amount of $9,414 and ($4,226) in the nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011 and 2010, we recognized subsidy income of $130,738 and $108,835, respectively.

Interest expense

Interest expense (net) for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(212,370)	$(2,721)
Interest expense	1,186,918	1,174,398
Bank fees	52,919	110,903
Amortization of debt discount	14,235	104,455
Imputed interest expense	—	74,648

	$1,041,702	$1,461,683

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was higher in the nine months ended September 30, 2011 than the nine months ended September 30, 2010 due to higher average interest-bearing cash deposits and loans receivable in 2011 than in 2010. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was similar to prior year. We also recognized interest expense to amortize discounts on the face value of certain zero-interest loans with a stated maturity date. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $853,192 and $267,294 in the nine months ended September 30, 2011 and 2010, respectively. Income tax expense is higher in 2011 because the contractual arrangements between Ningguo and Taiyang that triggered income tax recognition at 25% did not come into effect until May 2010, so there was no income tax expense on income earned for the period from January to May 2010.

Net income

Net income for the nine months ended September 30, 2011 and 2010 was $1,745,481 and $4,413,678, respectively. The lower income in 2011 was the result of (i) reserves for estimated uncollectible accounts recorded against accounts receivable, loans receivable, prepayments, and sale price receivable in the amount of $1,245,233 in 2011, (ii) higher other income of $1,581,676 in 2010 relating primarily to a gain on the sale of Taiyang’s fertilizer plant and the collection of a previously written off account receivable, (iii) increased wage and overhead costs associated with being public in 2011 of $810,496, and (iv) higher income tax expense of $585,898 in 2011 as a result of our contractual arrangements that came into effect in May 2010. These amounts were offset by (i) a gain on the change in fair value of derivative financial instruments in the amount of $473,272 in 2011, (ii) lower interest expense of $419,981 in 2011, and (iii) increased gross profit of $339,009 in 2011, resulting primarily from the Breeding Unit as margins improved due to higher market prices for ducks.

For the Three Months ended September 30, 2011 and 2010

Revenues

Revenues for the three months ended September 30, 2011 and 2010 were $7,159,083 and $11,110,167, respectively. Revenues by business unit were as follows:

	Three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Breeding Unit	$3,498,117	$4,134,491
Feed Unit	1,455,962	4,470,162
Food Unit	2,205,004	2,505,514

	$7,159,083	$11,110,167

Breeding Unit sales increased in the three months ended September 30, 2011 compared with the same period of 2010, primarily as a result of higher demand and market prices for ducklings in China. Because we generate our own ducklings from our biological assets, the cost of producing new ducklings does not fluctuate with the market selling price for the ducklings. Therefore, when the market price for ducklings increases, we can maximize our profits per duckling by selling internally generated ducklings directly into the market, as opposed to using them as inputs for Food Unit products, since the market price of packaged Food Unit products does not fluctuate readily with the market price of the input ducklings. Accordingly, this strategy may result in lower revenues compared to prior periods, with a corresponding increase in gross profit. Despite a decrease of 15% in Breeding Unit sales, gross margin for this unit increased by 18% due to the increase in the market price of ducks. Our average sales price for a duckling was approximately $0.72 in the three months ended September 30, 2011, as compared to $0.47 in the three months ended September 30, 2010. Our average sales price for grown commercial processing ducks was approximately $1.04 per kilogram in the three months ended September 30, 2011, as compared to $0.88 per kilogram in the three months ended September 30, 2010. We expect our sales to continue to fluctuate with the market price of ducks, and we intend to continue to shift the uses of our ducklings between sales to market and internal use for food product to maximize our profits as the market conditions change.

In the last three fiscal quarters of 2010, we made significant sales of feed products to external customers through one distributor, while continuing to supply the Breed Unit. We did not make any sales to this distributor in the first fiscal quarter of 2011, then resumed sales in the second quarter of 2011. Sales to this distributor have been historically volatile, and sales in the quarter ended September 30, 2011 were substantially lower than the same quarter of 2010. We will continue to attempt to market our feed products to external customers, primarily through feed distributors, and expect that we will continue to realize sales revenue from such products. However, because distribution of these products is currently concentrated in one distributor, sales are volatile, and the permanent loss of that distributor would materially adversely affect such sales.

Food Unit sales were down in the three months ended September 30, 2011 as compared with three months ended September 30, 2010 as a result of higher market prices for ducklings, which resulted in more ducklings sold to market rather than being used internally for Food Unit products. When market prices of ducks is unusually high, on a consolidated basis we can make higher profits by selling ducks into the market rather than processing them into food products, which have a more stable market price, and thus will yield lower margins when the input costs increase. Because the total number of ducks produced by our Breeding Unit is fairly constant, we can maximize our profits by selling more live ducks when their market price is high, and by selling more food products when the market price of ducks is low. Accordingly, sales of Food Unit products decreased from 2010 to 2011 as a larger portion of the ducks produced at our facility were sold directly by the Breeding Unit due to the higher market price in 2011 relative to 2010, rather than being processed and sold as food product.

Revenues shown above reflect only sales to external customers. We also made substantial internal sales during the three months ended September 30, 2011 and 2010, as follows:

	Buying Unit
	Three months ended September 30, 2011			Three months ended September 30, 2010
	Breeding	Feed	Food	Breeding	Feed	Food
Selling Unit	Unit	Unit	Unit	Unit	Unit	Unit

Breeding Unit	$—	$—	$85	$—	$—	$80,393
Feed Unit	3,188,662	—	—	3,424,370	—	—
Food unit	—	—	—	—	—	—

	$3,188,662	$—	$85	$3,424,370	$—	$80,393

During the three months ended September 30, 2011 and 2010, all of our sales were to customers located in the PRC. Our most significant intercompany sales are sales of feed product from the Feed Unit to the Breeding Unit.

Cost of goods sold and gross margin

Cost of goods sold for the three months ended September 30, 2011 and 2010 were $5,267,525 and $8,384,715, respectively. Cost of goods sold consists principally of the cost of grains and fees paid to subcontracted farmers to raise commercial ducklings. The cost of grains fluctuates due to market, political, and economic factors that are beyond our control. A dramatic increase in the price of grain could reduce profit margins and adversely affect our results of operations if we are unable to pass such increased costs on to customers. Gross margins on revenues for the three months ended September 30, 2011 and 2010 were 26% and 25%, respectively. The increased gross margin was primarily the result of increased sales prices of duck in 2011 relative to 2010, disproportionate to the relatively smaller increase in cost of grains and other materials used to raise ducks. As a result, margins on duck sales increased from 28% in the three months ended September 30, 2010 to 39% in the three months ended September 30, 2011. Additionally, the amount of feed processed and sold to external customers decreased from 2010 to 2011, resulting in a gross decrease in cost of goods sold for the raw grains used to produce this externally sold feed product.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2011 and 2010 were $11,081 and $10,823, respectively.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $2,010,990 and $542,800, respectively, and are comprised of expenses related to corporate administration, accounting, and other shared corporate costs. General and administrative expenses were higher during the three months ended September 30, 2011 due to reserves for estimated uncollectible accounts recorded against accounts receivable, loans receivable, prepayments, and sale price receivable in the amount of $1,119,121 in 2011, and increased professional services, wage and overhead costs associated with being public in 2011 of $466,494, offset by lower business tax of $117,279 in 2011.

Gain on change in fair value of derivative financial instruments

The warrants issued in our financing transactions completed in November 2010 and March 2011 do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period. During the three months ended September 30, 2011, we recognized income resulting from a decrease in the fair value of derivative financial instruments in the amount of $37,372. The gain is primarily a result of minor changes to the contractual life of the instruments as a result of the passage of time and minor changes to the volatility input. Our stock price was $2.00 per share at each of June 30, 2011 and September 30, 2011.

Other income (expense)

Other income (expense) for the three months ended September 30, 2011 and 2010 was ($29,990) and $5,409, respectively. Other income is comprised income and expenses that do not relate to our core operations.

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

During the three months ended September 30, 2011 and 2010, we recognized subsidy income of $8,257 and $292, respectively.

Interest expense

Interest expense (net) for the three months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Interest income	$(69,965)	$(779)
Interest expense	415,398	456,123
Bank fees	(6,578)	(5,338)
Amortization of debt discount	5,025	45,155
Imputed interest expense	—	64,546

	$343,880	$559,707

Interest income is derived from interest earned on bank deposits, loans receivable, and cash and cash equivalents, and was higher in the three months ended September 30, 2011 than the three months ended September 30, 2010 due to higher average interest-bearing cash deposits in 2011 than in 2010. Interest expense relates to interest accrued on bank loans and credit facilities, and bank fees relating to cash accounts, and was and was similar to prior year. We also recognized interest expense to amortize discounts on the face value of certain zero-interest loans with a stated maturity date. Imputed interest expense represents interest expense on zero interest debt with no maturity date.

Income tax expense

Pursuant to the Consulting Services Agreement between Taiyang and Ningguo, Taiyang pays a consulting service fee to Ninnguo that is equal to all of Taiyang’s net income. According to the applicable PRC Enterprises Tax Law, such income is subject to enterprise income tax at a rate of 25%. We recognized income tax expense amounting to $158,752 and $169,738 in the three months ended September 30, 2011 and 2010, respectively.

Net income (loss)

Net income (loss) for the three months ended September 30, 2011 and 2010 was ($321,764) and $1,448,085, respectively. The increased loss in 2011 was the result of (i) reserves for estimated uncollectible accounts recorded against accounts receivable, loans receivable, prepayments, and sale price receivable in the amount of $1,119,121 in 2011, (ii) lower gross profit of $833,894 resulting from lower sales in 2011, and (iii) increased professional services, wage and overhead costs associated with being public in 2011 of $466,494. These amounts were offset by (i) lower interest expense of $215,827 in 2011, (ii) lower business tax of $117,279 in 2011, and (iii) a gain on the change in fair value of derivative financial instruments in the amount of $37,372 in 2011.

Liquidity and Capital Resources

Capital Resources

As of September 30, 2011 and December 31, 2010, we had unrestricted cash balances of $2,437,658 and $1,930,319, respectively, and working capital deficiencies of $3,867,880 and $2,695,440, respectively. The increase in working capital deficiency from December 31, 2010 to September 30, 2011 was caused primarily by a shift from long term loans payable to current loans payable, offset by completion of the financing for net cash proceeds of $1,019,500 during March 2011, as well as continued profitable operations in 2010 and 2011.

In addition to funds raised in the November 2010 and March 2011 financing transactions, we have historically met our capital requirements through short-term and long-term borrowings from banks. During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of September 30, 2011, we have not experienced any difficulty in raising funds through bank loans, and have not experienced any liquidity problems in settling our payables in the normal course of business and refinancing, extending, or repaying bank loans when they come due.

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

In addition to these financings, we have historically funded our operations through bank debt. During our fiscal year ended December 31, 2010 we were able to restructure a substantial portion of our bank debt from current to long term. Bank loans outstanding as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Loans payable, current portion	$13,461,689	$7,864,727
Loans payable, long term portion	8,284,931	11,016,050

	$21,746,620	$18,880,777

Our long term debt comes due as follows:

October 1, 2011 to December 31, 2012	$13,502,723
2013	5,514,295
2014	2,729,602

Cash Flow Statement

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
	(unaudited)	(unaudited)
Net cash generated from (used in) operating activities	$588,289	$(2,108,484)
Net cash used in investing activities	(1,852,710)	(4,547,570)
Net cash provided by financing activities	1,850,900	6,744,348
Effect of exchange rate difference on cash and cash equivalents	(79,140)	13,884
Cash and cash equivalents, beginning of period	1,930,319	605,392
Cash and cash equivalents, end of period	2,437,658	707,570

Net cash generated from (used in) operations in the nine months ended September 30, 2011 and 2010 was $588,289 and ($2,108,484), respectively. The increased cash generated is due to increased net income from improved gross profit in the Breeding Unit. Offsetting these increases to cash was an increase in inventory purchases and prepaid expenses, as well as a decrease in our accounts payable and accrued expenses.

Net cash used in investing activities decreased to $1,852,710 in the nine months ended September 30, 2011 from $4,547,570 in the nine months ended September 30, 2010. 2010 includes receipt of proceeds in the amount of $2,053,870 from the sale of our fertilizer plant, offset by cash outflow for a long term investment in the amount of $1,467,050. We also made deposits against equipment and land use rights purchases of $3,001,705 and purchases of property and equipment of $1,962,784 in 2010.

Net cash provided by financing activities was $1,850,900 in the nine months ended September 30, 2011, as compared with $6,744,348 in the nine months ended September 30, 2010. Repayments received (net of advances made) pursuant to loans receivable were $647,587 in 2011, compared with ($1,581,559) in 2010, as the Company called outstanding loans receivable in 2011. Advances received (net of repayments made) pursuant to loans payable were ($1,973,884) in 2011, as compared with $3,265,293 in 2010. Bank borrowings, net of repayments, were $2,157,697 in 2011 as compared with $4,505,614 in 2010. During 2010, we borrowed $555,000 in the form of a convertible note payable to fund costs associated with the Reverse Merger Transaction. During 2011, we received $1,019,500 from the March 2011 financing.

Contractual Obligations

The following table sets forth our long term debt and other long term commitments as of September 30, 2011:

Contractual Obligations	Total	< 1 year	1-3 years	3-4 Years	> 5 years
Debt	$21,746,620	$13,461,689	$8,284,931	$—	$—
Operating Leases (1)	—	—	—	—	—

Total Contractual Obligations	$21,746,620	$13,461,689	$8,284,931	$—	$—

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

Despite the fact that we have a working capital deficiency at September 30, 2011, we believe that we can sustain operations for at least the next 12 months without additional outside financing. Our working capital deficiency is caused primarily by a shift during from long term to current debt during 2011. As a privately held Chinese company prior to the Reverse Merger Transaction we had limited access to equity capital, and we funded our expansion through bank loans, a substantial portion of which were less than one year in term, but were renewed, repaid, or replaced with new loans on an annual basis. This approach resulted in a working capital deficiency on our balance sheet in past years, as well as in the current period. While we did not have any contracts or firm commitments to renew, extend or replace such debt, we have historically not experienced difficulty in doing so.

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

d)
Our tone at the top was not sufficient to assure the directives of our Board of Directors were followed. Management continued to collect and loan money pursuant to loans receivable subsequent to a board resolution dated May 11, 2011 prohibiting such activity;

e)	We do not have adequate procedures in place to detect related party transactions which give rise to potential conflicts of interest;

f)	We incorrectly applied certain provisions of ASC Topic 805-40, “Reverse Acquisitions”, which resulted in the restatement of our financial statements for the year ended December 31, 2010;

g)
Management improperly recognized discounts on certain bank loan instruments as interest income instead of additional paid in capital, resulting in the restatement of our financial statements for the year ended December 31, 2010;

h)
Management failed to recognize interest expense associated with the fair value of ordinary shares issued to holders of convertible loans which were part of the Reverse Merger Transaction, resulting in the restatement of our financial statements for the year ended December 31, 2010;

i)
Liquidated damages associated with the November 2010 financing were improperly calculated and recorded. This resulted in the restatement of our financial statements for the year ended December 31, 2010 and for the quarter ended March 31, 2010;

j)
An accounting classification error resulting from discount amortization on convertible loans was not properly detected, resulting in an overstatement of general and administrative expense and an understatement of interest expense of like amounts. This resulted in the restatement of our financial statements for the year ended December 31, 2010; and

k)
Management failed to recognize the effect on income tax expense resulting from the termination of certain operating agreements, which resulted in the restatement of our financial statements for the year ended December 31, 2010.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and intend to institute formal accounting policies and procedures and fraud risk assessments. Management believes that hiring additional knowledgeable personnel will remedy the lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future. Our board of directors also intends to meet to address the tone at the top to ensure that management’s actions are in line with board directives.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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